Form 10-K
period 2019-12-31
Frequency Therapeutics, Inc.
filed 2020-03-26
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39062

FREQUENCY THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2324450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Presidential Way, 2nd Floor Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 389-1970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FREQ	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐NO ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2020 was 30,946,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, clinical development plans and expectations, prospective products, product approvals, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	the impact of the novel coronavirus, COVID-19, on our ongoing and planned clinical trials, our research and development activities and our business and financial markets;
•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 2a clinical trial and any planned additional Phase 2 clinical trials for FX-322 and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify that all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases and an industry leader in the science and development of medicines for inner-ear cellular regeneration and hearing restoration. Our initial focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of patients with the most common form of hearing loss and build upon the potential of regenerative therapeutics for hearing. We believe we are the only company to have shown clinical results demonstrating the potential of a therapeutic candidate to help patients with the most common form of hearing loss and that FX-322 has the potential to meaningfully improve overall hearing function and enhance quality of life.

Our proprietary approach, called Progenitor Cell Activation, or PCA, uses combinations of small molecules to activate progenitor cells within the body to create functional tissue.  These progenitor cells, which are closely related to stem cells, are already resident in the targeted location in the body and programmed to develop and differentiate into specific cell types within an organ, which we believe provide us the opportunity to pursue multiple proposed indications and develop potential treatments for an array of degenerative diseases throughout the body. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts focused on using our PCA approach to potentially remyelinate nerves in patients with multiple sclerosis, or MS, and are advancing this program in collaboration with The Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge.

Our hearing program is for a condition called sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss, typically caused by permanent loss of sensory hair cells in the cochlea within the ear. Cochlear sensory hair cells can be lost by noise exposure, as a result of aging, certain viral infections or exposure to ototoxic drugs. FX-322 aims to treat the underlying cause of SNHL by regenerating hair cells through the activation of progenitor cells already present in the cochlea. In July 2019, we entered into a license and collaboration agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, under which we granted them rights to develop and commercialize FX-322 outside of the United States.  In September 2019, at the annual meeting of the American Academy of Otolaryngology, the principal investigator from our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL shared preclinical and clinical data that showed that FX-322 was well-tolerated with no serious adverse effects and that we observed statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sound. The same results were shared at the 2nd Annual International Symposium on Inner Ear Therapeutics in November 2019.

In October 2019, we commenced dosing in a Phase 2a clinical trial of FX-322 and the U.S. Food and Drug Administration, or FDA, granted FX-322 Fast Track designation.   The goals of the trial are to further establish the hearing signal observed in the Phase 1/2 clinical trial, evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies. The key efficacy endpoints are WR, words-in-noise, or WIN, and standard pure tone audiometry in the range of 250 to 8000 Hz. The exploratory efficacy endpoints are extended high frequency pure tone audiometry, the Tinnitus Functional Index, or TFI, and the Hearing Handicap Inventory in Adults, or HHIA. Our Phase 2a clinical trial of FX-322 is a randomized, double blind, placebo-controlled single- and repeat dose clinical trial of up to  96 patients with “stable” hearing loss, meaning that a patient’s hearing deficit has remained consistent over a defined period of time based on a patient’s audiograms. All subjects in the clinical trial have meaningful WR deficits including patients who are considered to have “mild” hearing loss.  The Phase 2a clinical trial is also using validated measures of hearing function, including WR, WIN, and pure tone audiometry. Building upon the Phase 1/2 clinical trial, which only included one dose of FX-322, the Phase 2a study utilizes four dose cohorts, and all patients will be regularly tested over the course of seven months.

As of March 26, 2020, the Phase 2a clinical trial was approximately at the halfway point of enrollment based on the original trial design and we are continuing to enroll and dose patients in the trial. However, we have observed an impact on the Phase 2a clinical trial from the COVID-19 pandemic as several clinical trial sites have informed us that they have temporarily halted enrollment in the trial.  We expect that the effects of the pandemic may result in other clinical trial sites being similarly affected for an unknown period of time, slowing or temporarily halting patient enrollment and potentially impacting patient retention.  As a result, we will provide updated guidance on the timing of completion and reporting of top-line data of the Phase 2a clinical trial once we better understand the extent of the impact of the COVID-19 pandemic on the trial. Nevertheless, we do believe that, if necessary, we could achieve the key objectives of the Phase 2a clinical trial with fewer study subjects than originally designed.

To date, no drug therapies have been approved by the FDA or, to our knowledge, by other regulatory bodies, for the treatment of SNHL. Existing devices such as hearing aids amplify sounds but do not replace hair cells, which have roles in clarifying sound and improving speech intelligibility, particularly in noisy environments. Hearing aids also cannot repair the underlying pathology of hearing loss. While hearing loss is often thought to be caused by aging, the condition is strongly correlated with living in an industrialized society. According to the World Health Organization, or WHO, more than 800 million adults suffer from hearing loss worldwide, and, according to the National Institutes of Health, or NIH, more than 90% of people with hearing loss have SNHL. Based on our estimates, we believe that 59 million people in the United States alone have SNHL. The WHO also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure.

Under our agreement with Astellas, Astellas is responsible for the development and commercialization of FX-322 outside of the United States. As consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments of up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively, and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively.  If the Astellas licensed products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments plus tiered royalties on any future product sales ranging from low- to mid-teen percentages.

Our MS program focuses on activating oligodendrocyte progenitor cells in the central nervous system to repair the myelin sheath that protects nerves and may have the potential to reverse damage done by the disease. We intend to submit an investigational new drug application, or IND, to FDA, for an MS product candidate in the second half of 2021.

We believe our PCA platform has the potential to produce a new class of medicines and provide transformative benefits for patients across a wide range of degenerative conditions, including diseases of the muscle, gastrointestinal tract, skin, and bone. Our PCA platform has the following key attributes:

•

Activates progenitor cells in the right location. We overcome the major challenge of delivering and integrating cells into the proper location within tissue. Our small molecule therapeutic candidates are designed to activate the body’s own progenitor cells at the desired location in targeted tissues.

•

Enables ease of manufacturing. We eliminate the need to remove and grow live cells ex vivo, which can be costly and complex to manufacture, difficult to control quality, and may pose potential safety risks. In contrast, our small molecule therapeutic candidates will be produced using standard manufacturing methods.

•

Avoids permanent genetic changes. Instead of altering genes, our small molecules are designed to temporarily activate the innate genes that play a central role in the development of organs and tissues. This small molecule approach could create a disease-modifying or restorative effect without changing the body’s genetic code.

Our product pipeline

The following table summarizes our PCA therapeutic candidate pipeline and discovery research programs:

Our team and history

Our company was founded in 2014 with the goal of creating medicines based on breakthrough research focused on activating the body’s regenerative potential. In their groundbreaking research, Professors Robert S. Langer at the Massachusetts Institute of Technology and Jeffrey Karp at Harvard Medical School, decoded the natural signals between cells that make the intestine one of the most regenerative organs in the body through the continuous activation of progenitor cells. Recognizing that similar progenitor cells were present but inactive in other organs, they discovered how to adapt these natural signals using small molecules to temporarily activate progenitor cells in other organs, including the cochlea, and create a localized healing response. Using these insights, we are developing FX-322 for the treatment of SNHL, and, in a Phase 1/2 trial of FX-322 in stable hearing loss patients, we have observed statistically significant improvement in WR, a key measure of hearing function. Further, we have identified several additional potential indications for our PCA platform and expanded our team to incorporate domain expertise to pursue our goal of becoming a fully integrated biotechnology company.

Our leadership team includes experienced biotech executives David L. Lucchino, our Chief Executive Officer, Christopher R. Loose, our Chief Scientific Officer, Carl P. LeBel, our Chief Development Officer, Dana C. Hilt, our Chief Medical Officer, Wendy S. Arnold, our Chief People Officer, and Will McLean, Vice President of Regenerative Medicine and a pioneer in inner ear stem cell biology. We have also assembled a world-class team of leaders in regenerative biology, otology, drug development, and drug delivery. Our Clinical Advisory Board is comprised of leaders in hearing science and technology who shape how the community thinks about hearing function and restoration. Our Regenerative Medicine Advisory Board members are at the forefront of scientific discovery on the activation of progenitor cells and their potential application to therapeutic interventions in diseases of multiple tissues and organs.

Our strategy

We intend to create and commercialize therapeutics to potentially transform the lives of patients by repairing or reversing damage done to cells, tissue, and organs. To do so, we are implementing the following strategies:

•

Advance development of FX-322 for the treatment of SNHL. We believe our lead product candidate has the potential to improve hearing function for the millions of patients affected by SNHL who currently have no therapeutic options. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant improvement in WR, a key measure of hearing function. In addition, FX-322 was observed to be well-tolerated with no serious adverse effects. We commenced dosing in a Phase 2a clinical trial of FX-322 in October 2019.  As of March 26, 2020, the Phase 2a clinical trial was approximately at the halfway point of enrollment based on the original trial design and we are continuing to enroll and dose patients in the trial. However, we have observed an impact on the Phase 2a clinical trial from the COVID-19 pandemic as several clinical trial sites have informed us that they have temporarily halted enrollment in the trial.  As a result, we will provide updated guidance on the timing of completion and reporting of top-line data of the Phase 2a clinical trial once we better understand the extent of the impact of the COVID-19 pandemic on the trial. Nevertheless, we do believe that, if necessary, we could achieve the key objectives of the Phase 2a clinical trial with fewer study subjects than originally designed. We received Fast Track Designation from the FDA for FX-322 for the treatment of SNHL in adults in October 2019.

•

Establish our position as a leader in the field of hearing function. We plan to continue to grow our discovery organization and add experts in the field of otology to drive the optimization of our PCA approach for the treatment of hearing loss. We also plan to expand our presence in the field of hearing restoration and to work closely with the broader community of advocates, physicians, and payors to bring new treatments to patients globally.

•

Expand the opportunities of our PCA platform beyond hearing. We believe our PCA platform has the potential to address a wide range of clinical applications. We will continue to invest in research and development to enhance our PCA platform with the goal of delivering new therapeutics in additional indications, such as diseases of the muscle, gastrointestinal tract, skin, and bone. We identified MS as a disease where PCA has the potential to produce a restorative effect by stimulation of oligodendrocyte precursor cells (OPCs) to myelinate axons. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge, on approaches to promote remyelination of nerve fibers. We are working to identify a product candidate for the treatment of MS and intend to submit an IND to the FDA for an MS product candidate in the second half of 2021.

•

Continue to build strategic collaborative relationships. Given the broad potential opportunity of our PCA platform, we believe entering into strategic research, development, and commercial collaborations in select therapeutic areas may provide an attractive avenue to facilitate the capital-efficient development of our PCA platform and product pipeline. We believe these strategic collaborations could potentially provide significant funding to advance our product candidates while allowing us to benefit from the development and therapeutic area expertise of our collaborators. We may collaborate with large pharmaceutical companies, biotechnology companies, and academic institutions to maximize the potential of our PCA platform to create new therapies for patients.

Our approach: Progenitor cell activation within the body

We are pioneering a new class of small molecule therapeutics designed to activate progenitor cells already present within the body to create healthy functional tissues and organs. We developed our PCA platform to identify combinations of small molecules that selectively activate progenitor cells to regenerate tissues. Our initial therapeutic focus is SNHL. We believe that our preclinical and clinical studies in SNHL have validated the potential of our PCA platform to provide a new approach to regenerative medicine. Other potential applications of our PCA platform include, but are not limited to, diseases of the muscle, gastrointestinal tract, skin, and bone.

The graphic below illustrates the application of our PCA platform to activate progenitor cells and create healthy functioning target cells. Our small molecules are designed to activate key genes in a progenitor cell, which enable the cell to go through asymmetric division, leaving behind a copy of the progenitor cell as well as creating a functional cell, such as a hair cell. This asymmetric division process is a common mechanism used during the natural development and repair of tissues.

Relationship between stem cells and progenitor cells

All cells in the human body arise from a single unspecialized, or undifferentiated, cell type called a pluripotent stem cell. Two of the key characteristics of pluripotent stem cells are their ability to renew themselves through cell division and the ability to differentiate into any cell type. Progenitor cells have similar self-renewal properties as pluripotent stem cells. However, progenitor cells are programmed to develop and differentiate into specific cell types within an organ. This process can be visualized using Waddington’s epigenetic landscape, which depicts a pluripotent stem cell as a ball rolling down a hill as development progresses (see graphic below). As the ball commits to specific valleys, the cell becomes more specialized and increasingly commits to a tissue-specific fate, such as a progenitor cell. The progenitor cells are programmed to create specific cell types, and, in some cases, allow mature tissue and organs to repair and renew. However, researchers have discovered that many organs throughout the human body that do not spontaneously regenerate do contain inactive progenitor cells that, if stimulated, are potentially available to drive regeneration.

Over the course of several decades, multiple attempts have been made to harness the regenerative potential of stem cells. More recently, the 2012 Nobel Prize in Physiology or Medicine was awarded to Dr. Shinya Yamanaka for discovering how to create induced pluripotent stem cells by adding four genetic factors to a fully differentiated cell, as illustrated by the solid black arrow in the graphic below. However, the Yamanaka factors cannot be applied in vivo, and it has proven challenging to manufacture pluripotent or other human stem cells outside of the body and to control their differentiation to produce a particular cell type. Further, delivering and properly integrating these cells back into the body adds substantial complexity. Using another approach, some investigators have tried to force progenitor cells within the body to directly convert into other cell types through a process called trans-differentiation, as illustrated by the dotted black arrow in the graphic below. However, trans-differentiation may deplete progenitor cells, which reduces the target cell population for future treatments.

We believe that our PCA approach bypasses the challenges presented by stem cell therapies by utilizing small molecule therapeutics to temporarily reactivate progenitor cells that are already located at the tissue target site within the body and are pre-programmed to make specific cell types. Our combinations of small molecules are designed to induce a progenitor cell to temporarily enter an active state, where it then divides asymmetrically, replacing itself (blue arrows) and regenerating a desired cell type (orange arrow). Asymmetric division occurs when organs naturally regenerate, so progenitor cells are thought to be maintained for future use.

=

Key attributes of our PCA platform

Our discoveries in regenerative medicine allow us to activate the innate and under-utilized capabilities of progenitor cells. We believe our PCA platform represents a transformative step in the evolution of regenerative medicine by providing the following key attributes:

•

Activates progenitor cells in the right location. We overcome the major challenge of delivering and integrating cells into the proper location within tissue. Our small molecule therapeutic candidates activate the body’s own progenitor cells at the desired location in targeted tissues.

•

Enables ease of manufacturing. We eliminate the need to remove and grow live cells ex vivo, which can be costly and complex to manufacture, difficult to control quality, and may pose potential safety risks. In contrast, our small molecule therapeutic candidates will be produced using standard manufacturing methods.

•

Avoids permanent genetic changes.    Instead of altering genes, our small molecules are designed to temporarily activate the innate genes that play a central role in the development of organs and tissues. This small molecule approach could create a disease-modifying or restorative effect without changing the body’s genetic code. In addition, we believe we avoid the risk of acquiring immune reactivity to our therapeutics, which is commonly associated with genetically modifying cells.

Our therapeutic discovery process

We utilize a proprietary process to identify small molecule combinations for activating progenitor cells.

•

Discovery in the right context. Traditional drug screening uses immortalized cell lines that are convenient for use in a laboratory but may not reflect the complex biology of tissue-specific cell types in the body. In our discovery process, we develop primary progenitor cell assays that are designed to maintain these cells in their natural state in order to increase the likelihood of successful drug discovery and translation into an effective tissue-specific therapeutic.
•

Decoding and controlling activation pathways for progenitor cells. We use our accumulated insights into               progenitor cell signaling and aging to identify biological pathways that may activate a specific progenitor cell. We then select and apply combinations of small molecules from our proprietary toolbox of compounds to modulate the chosen biological pathways and achieve PCA.

By assessing our small molecule combinations in a highly relevant context, we and our collaborators have applied this discovery process to identify compounds that activate progenitor cells in numerous tissues.

Our hearing program

We first applied our PCA platform to create FX-322, our lead product candidate designed to restore hearing function in patients with SNHL. We completed a Phase 1/2 clinical trial in 23 patients with stable SNHL in which we observed a statistically significant improvement in WR, a key measure of hearing function, and FX-322 was observed to be well-tolerated. We believe that FX-322 has the potential to meaningfully improve overall hearing function and significantly enhance quality of life for patients with hearing loss.

In October 2019 we commenced dosing in a Phase 2a clinical trial of FX-322 in which we may enroll up to 96 patients with stable SNHL. The goals of the trial are to further establish the hearing signal seen in the Phase 1/2 study, evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies.  The key efficacy endpoints are WR, WIN, and standard pure tone audiometry in the range of 250 to 8000 Hz. The exploratory efficacy endpoints are extended high frequency pure tone audiometry, the Tinnitus Functional Index, or TFI, and the Hearing Handicap Inventory in Adults, or HHIA. Frequency’s Phase 2a clinical trial of FX-322 is a randomized, double blind, placebo-controlled single and repeat-dose clinical trial in which we may enroll up to 96 patients aged 18 to 65 with “stable” hearing loss, meaning that a patient’s hearing deficit has remained consistent over a defined period of time based on a patient’s audiograms. All subjects in the clinical trial have meaningful WR deficits including patients who are considered to have “mild” hearing loss. The Phase 2a clinical trial is also using validated measures of hearing function, including WIN, WR, and pure tone audiometry. Building upon the Phase 1/2 clinical trial, which only included one dose of FX-322, the Phase 2a study utilizes four dose cohorts, and all patients will be regularly tested over the course of seven months.

As of March 26, 2020 the Phase 2a clinical trial was approximately at the halfway point of enrollment based on the original trial design and we are continuing to enroll and dose patients in the study. However, we have observed an impact on the Phase 2a clinical trial from the COVID-19 pandemic as several clinical trial sites have informed us that they have temporarily halted enrollment in the trial. We expect that the effects of the pandemic may result in other clinical trial sites being similarly affected for an unknown period of time, slowing or temporarily halting patient enrollment and potentially impacting patient retention. As a result, we will provide updated guidance on the timing of completion and reporting of top-line data of the Phase 2a clinical trial once we better understand the extent of the impact of the COVID-19 pandemic on the trial.  Nevertheless, we believe that, if necessary, we could achieve the key objectives of the Phase 2a clinical trial with fewer study subjects than originally designed.

Impact and prevalence of hearing loss

According to the WHO, approximately 800 million adults suffer from hearing loss worldwide, and, according to the NIH more than 90% of people with hearing loss have SNHL. Based on our estimates, we believe that 59 million people in the United States alone have SNHL. The WHO also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure. In middle- and high-income countries, the WHO estimates that nearly 50% of people aged 12 to 35 listen to personal audio devices at unsafe sound levels. Moreover, damage from noise exposure in early childhood can render the ears more susceptible to the effects of aging. Noise exposure is difficult to avoid in modern society. Noise at restaurants, for example, routinely climbs into the high 70-decibel, or dB, range, equivalent to a canister vacuum cleaner, and sometimes to the mid-80 dB, as loud as a nearby diesel truck.

U.S. prevalence of hearing loss, including prevalence of SNHL generally, moderate-to-profound SNHL, and diagnosis of SNHL, divided between hearing loss in one ear or both ears, is shown in the graph below, which is from a study commissioned by us from Health Advances LLC. According to the study, U.S. prevalence of hearing loss is estimated to grow to more than 78 million patients by 2025. We estimate that the prevalence of patients with moderate to moderately severe SNHL is 30.3 million.

U.S. Hearing Loss Patient Population (2019)

After a patient first complains of hearing loss, which is most often to their primary care physician, patients with SNHL are primarily managed by otolaryngologists, who are trained as ear, nose, and throat specialists, or ENTs. In the United States, there are about 13,000 audiologists and about 12,500 ENTs. Developing a therapeutic to potentially modify an underlying cause of SNHL may provide a critically important treatment option for this group of health-care providers and their patients.

There are also further direct and indirect impacts on individuals suffering from SNHL. Hearing loss profoundly affects an individual’s ability to participate in the social interactions of daily life, which can lead to feelings of loneliness, isolation, and frustration. Untreated hearing loss is associated with a 50% increase in dementia and a 40% increase in depression. Adults with hearing loss also have higher unemployment rates than non-hearing-impaired adults, and a relationship between hearing loss and diminished employment and advancement opportunities has been reported. According to a 2017 study in the medical journal The Lancet, hearing loss is the largest modifiable risk factor for developing dementia.

Biology and measurement of hearing

As shown in the figure below, we hear sounds when sound waves enter the inner ear and generate movement of the fluid in the cochlea, a portion of the inner ear that looks like a snail shell. This fluid movement causes hair cells within the cochlea to bend and in turn generate electrical signals that are transmitted to the brain via the auditory nerve. The cochlea is arranged so that hair cells at the base detect high frequencies and hair cells at the apex detect low frequencies.

Humans are born with about 15,000 hair cells in the cochlea of each ear. Hair cells are commonly lost due to noise exposure in work settings, travel or leisure activities, or as a result of aging, certain viral infections or exposure to ototoxic drugs. Lost hair cells do not spontaneously regenerate. Over time, hearing loss can accumulate with greater prevalence at high frequencies. The left panel of the figure below shows a picture of the inside of a healthy cochlea, with one row of inner hair cells, or IHCs, and three rows of outer hair cells, or OHCs. OHCs amplify or dampen sound volume and tune the cochlea to detect specific frequencies. IHCs convert sound waves into nerve impulses that are sent to the auditory nerve. Functional hair cells allow the auditory system to focus on a sound and filter it appropriately throughout the cochlea. The right panel shows a cochlea after noise damage, with both IHCs and OHCs missing.

Healthy and Noise-Damaged Cochlea

The two primary components for hearing testing are intelligibility, or the ability to understand spoken words, and the audibility or loudness of sound. While amplifying devices such as hearing aids can make sounds louder, they have limited ability to improve intelligibility, particularly in noisy environments. Intelligibility is particularly important to understand speech in social settings such as in meetings or at restaurants, where filtering sound is critical for communication.

Intelligibility is typically measured by playing a list of words that are repeated back by the person being tested and scoring based on the number of words that the person gets correct. The two validated testing methods of speech intelligibility that are most widely used by audiologists are: word recognition, or WR, where patients are asked to identify monosyllabic words delivered at a loud, but conversational volume level, and words-in-noise, or WIN, where patients are asked to identify monosyllabic words in the presence of background, multi-talker noise.

Audibility is determined by measuring hearing function at different levels of loudness and pitch or frequency. Patients are most often tested using pure tone audiometry, in which a tone is played at a particular frequency and patients are asked to indicate whether they can hear the tone at varying levels of loudness. Loudness is recorded in dB. Frequency is recorded in Hertz, or Hz, and is generally measured in the range of 250 to 8000 Hz. According to the WHO, normal hearing is defined as the ability to hear sounds at a loudness value of less than 26 dB, which is the average of loudness values measured at a range of low, middle, and high frequencies, such as 500, 1000, 2000, and 4000 Hz. The larger the loudness value needed for a patient to hear sounds the greater the decline in hearing function, or more severe hearing loss. The graphic below depicts the severity of hearing loss across a range of frequencies based on the American Speech-Language-Hearing Association scale.

Limitations of current treatment options

Current treatment options for hearing loss have significant limitations and none are disease modifying. The only available treatments for hearing loss are hearing aids, or in extreme cases, cochlear implants. No drug therapies have been approved by the FDA or, to our knowledge, by other regulatory bodies, for the treatment of SNHL.

Hearing aids

Hearing aids help many patients cope with mild-to-moderate hearing loss and are used or have been tried by more than 10 million patients in the United States. Only one in four patients with hearing loss has ever used hearing aids, and approximately half of patients who seek medical assistance for their hearing loss do not get hearing aids.  Limitations of hearing aids include:

•

Poor sound quality. Hearing aids amplify sounds, allowing patients to perceive sounds that would otherwise be too soft for them to hear, but do not address the loss of hair cells, which determine sound quality and intelligibility, particularly in noisy environments.

•

Challenges in social settings. The wide range of frequencies and sharp tuning provided by hair cells enables the auditory system to accurately recognize and distinguish different sounds, allowing the brain to focus on a single sound source. Hearing aids on the other hand typically amplify all sounds and do not enable this important sound-processing capability. As a result, interactions in social settings, which require distinguishing one speaker among many sound sources, are significantly impaired.

•	Difficulties with background noise. Patients with hearing loss may become more sensitive to background noise, and many patients with hearing aids turn them off in noisy environments.

•

Stigma associated with wearing a visible device. Some patients refuse to wear hearing aids, or do not wear them regularly, as they do not want to be stigmatized or identified as having a physical handicap.

•

Need for maintenance. Hearing aids must be replaced, on average, every four to six years, need regular battery replacement, and can require repair due to damage during use. Medicare and most private insurance plans do not pay for hearing aids, and most patients must pay for these devices out of pocket.

Cochlear Implants

Patients with severe or profound hearing loss who have not been helped by hearing aids may be candidates for a cochlear implant. Of the roughly one million people in the United States who qualify, only about 100,000 patients have cochlear implants. Cochlear implants comprise an external microphone, sound processor and transmitter system, which receive sounds from the environment, and an implanted receiver and electrode system that directly stimulates the auditory nerve. Cochlear implants do not mimic natural hearing, and patients with cochlear implants need to learn to interpret the low-resolution electric signal produced by the device as sound. Cochlear implants also require an invasive, costly surgical procedure.

Our lead product candidate: FX-322

Using our PCA platform, we are developing our lead product candidate, FX-322, for the treatment of SNHL. FX-322 is designed to treat the underlying cause of SNHL by regenerating hair cells through activation of progenitor cells already present in the cochlea. We believe that FX-322 has the potential to meaningfully improve overall hearing function and significantly enhance quality of life for patients with hearing loss.

Mechanism of Action

By studying the most regenerative organ in the body, the intestine, we discovered that signaling for proliferation and differentiation among stem cells could be replicated with small molecules. Specifically, activating the Wnt pathway, which is fundamental for cell growth, using a glycogen synthase kinase 3, or GSK3, inhibitor and inhibiting histone deacetylase, or HDAC, caused intestinal stem cells expressing the protein Lgr5 to proliferate. The inner ear contains progenitor cells with the Lgr5 protein that do not regenerate on their own. On the hypothesis that these progenitor cells lacked the signals required for regeneration, we applied a GSK3 inhibitor and HDAC inhibitor to these cells and found that they proliferated and regenerated lost hair cells. Based on this discovery, we created FX-322, which is a proprietary combination of an FDA-approved HDAC inhibitor, sodium valproate, and a new chemical entity that inhibits GSK3.

Administration

FX-322 is our proprietary thermoreversible polymer formulation that is administered through the eardrum, or intratympanically, into the middle ear in a procedure that takes approximately 10 to 15 minutes. The intratympanic administration procedure is generally well-tolerated and is routinely performed by ENTs as an office-based procedure. FX-322, which is liquid at room temperature, gels at body temperature inside the middle ear, allowing the active ingredients to diffuse into the inner ear and reach the cochlea. Similar thermoreversible polymer formulations have been used in FDA-approved products for other indications in the ear.

The image below shows delivery of FX-322 that turns to a gel in the middle ear. The drug diffuses into the cochlea and is expected to create the greatest concentration of drug in the high frequency region of the cochlea.

Clinical results

Phase 1/2 clinical trial

We conducted a Phase 1/2 clinical trial of FX-322 in which we enrolled 23 adult patients aged 33 to 64 with an established diagnosis of mild to moderately severe stable SNHL, defined as the average pure tone value of 26 to 70 dB at the 500, 1000, 2000 and 4000 Hz frequencies, who had no change of 10 db or more at any frequency for more than six months. Fourteen patients had mild SNHL and nine patients had moderate to moderately severe SNHL. Of the nine moderate to moderately severe patients, six were randomized to FX-322 and three to placebo. In this trial, 15 patients were treated with a single injection of FX-322 and eight patients received placebo. Each patient had a documented medical history consistent with either noise-induced hearing loss, or NIHL, typically from noise exposure at work, or sudden SNHL, or SSNHL, which is characterized as a loss of 30 dB at three adjacent frequencies occurring over a 72-hour period. All patients had stable SNHL, meaning their hearing function at study entry was not significantly different based on a documented audiogram from at least six months prior to the study. Hearing function, specifically speech intelligibility, was assessed using WR and WIN. Hearing loudness was also measured using pure tone audiometry. Patients were randomized to a single injection of FX-322 or placebo administered at one of two different dose volumes (0.05 mL and 0.2 mL) to assess the safety of FX-322 administration and systemic exposure to FX-322. Follow-up visits occurred at 15, 30, 60, and 90 days after injection.

The objectives of the trial were to assess:

•	the systemic safety of FX-322;
•	the plasma pharmacokinetic profile to determine the systemic exposure to FX-322; and
•	the effect of FX-322 on measures of ear health and hearing function.

FX-322 was observed to be well-tolerated in this trial. No serious adverse events were observed, and all treatment-related adverse events were mild, procedure-related, and generally resolved within minutes after dosing. We also observed limited concentrations of the FX-322 components in systemic circulation.

In addition to the prospective analysis, we conducted a prospective statistical analysis where we tested whether the Day 90 WR value for each patient fell outside of the 95% confidence interval compared to their baseline WR value. A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. In this patient-by-patient analysis, we observed statistically significant and clinically meaningful increases in WR in four of 15 patients treated with FX-322 at Day 90, who were among the six FX-322 patients that had moderate to moderately severe SNHL (as shown in the figure below).We also observed improvements for the two remaining FX-322 patients in the study that had moderate to moderately severe SNHL in the range of 30-50% from their baseline score, but these improvements were not statistically significant .

There was no apparent association between WR improvements and whether the patients had stable NIHL, or stable SSNHL, and similar results were obtained with both dose volumes. This is consistent with published work showing drug delivery to the cochlea depends more on the concentration of the drug than the volume of injection. There were no clinically meaningful WR improvements observed in the placebo group.

We also performed a post hoc analysis that showed a statistically significant improvement in WR by all FX-322-treated patients versus all placebo patients (p=0.010). A p value, as expressed in the data above, is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant. The data are presented as adjusted mean relative percent change from baseline in the figure below. FX-322 treated patients saw improvements as early as 15 days after treatment that were sustained over 90 days.

Word Recognition

We performed an additional post hoc analysis on WIN data. As shown in the figure below, the adjusted mean relative percent change from baseline was assessed at 15, 30, 60, and 90 days after injection, and a trend in improvement was seen in FX-322-treated patients versus placebo. Also, there were non-statistically significant trends in improved WIN scores at Day 90 in the four FX-322, treated patients that had statistically significant and clinically meaningful improvements in WR in the prospective statistical analysis.

Words-In-Noise

We assessed audiometric changes from 250 Hz to 8000 Hz for all patients. Since drug enters closest to the high frequency region, the greatest drug exposure is expected to occur in the high frequency region. While no statistical differences were observed at any frequency when comparing pooled treatment groups, four of the moderate to moderately severe FX-322 patients showed a 10 dB threshold improvement at 8000 Hz at Day 90.

Phase 2a clinical trial

Based on our analysis of the data from our Phase 1/2 clinical trial, we initiated a randomized, double-blind, placebo-controlled, single- and repeat-dose Phase 2a clinical trial of FX-322 in the fourth quarter of 2019. We are in the process of enrolling up to 96 adults aged 18 to 65 with stable SNHL at up to approximately 20 sites in the United States. As in the Phase 1/2 clinical trial, patients must have a documented medical history consistent with either stable NIHL or stable SSNHL, meaning that a patient’s hearing deficit has remained consistent over a defined period of time based on a patient’s audiograms.   All subjects in the clinical trial have meaningful word recognition deficits including patients who are considered to have “mild” hearing loss.

To explore how a single dose compares to multiple doses of FX-322, we are randomizing patients to one of four groups, each of which will receive four injections, once per week at weekly intervals starting at the initial visit. Group 1 will receive one injection of FX-322 and three injections of placebo. Group two will receive two injections of FX-322 and two injections of placebo. Group three will receive four injections of FX-322. Group four will receive four injections of placebo. Patients will have follow-up visits two weeks after dosing and then monthly for seven months. The efficacy endpoints of this trial are WR, WIN, and pure tone audiometry in the range of 250 to 8000 Hz. The exploratory efficacy endpoints are the Tinnitus Functional Index, the Hearing Handicap Inventory for Adults, and pure tone audiometry in the range of 9000 to 16000 Hz. The selection of the efficacy endpoints in this study builds on the learnings from the Phase 1/2 trial, and we believe will add to our knowledge on the potential ways in which FX-322 may improve hearing function.

As of March 26, 2020, the Phase 2a clinical trial was approximately at the halfway point of enrollment based on the original trial design and we are continuing to enroll and dose patients in the study. However, we have observed an impact on the Phase 2a clinical trial from the COVID-19 pandemic as several clinical trial sites have informed us that they have temporarily halted enrollment in the trial. We expect that the effects of the pandemic may result in other clinical trial sites being similarly affected for an unknown period of time, slowing or temporarily halting patient enrollment and potentially impacting patient retention. As a result, we will provide updated guidance on the timing of completion and reporting of top-line data of the Phase 2a clinical trial once we better understand the extent of the impact of the COVID-19 pandemic on the trial.  Nevertheless, we believe that, if necessary, we could achieve the key objectives of the Phase 2a clinical trial with fewer study subjects than originally designed.

Preclinical studies

Prior to commencing clinical trials, we tested FX-322 in multiple preclinical studies, including in human cells ex vivo and functional hearing tests in mice in vivo. In in vitro testing of isolated human inner ear progenitor cells with the compounds comprising FX-322, we observed the formation of new progenitor cells and their subsequent conversion into hair cells. We also observed translation across species in our in vitro studies of the inner ear progenitor cells from rhesus macaques in which a similar expansion of cell numbers were observed as in the in vitro studies of human cells.

We also conducted ex vivo testing in intact cochlea isolated from mice. To cause hair cell loss, we exposed the cochlea for 16 hours to an aminoglycoside antibiotic that is toxic to hair cells. We then treated the cochlea for 72 hours with the compounds comprising the active agents in FX-322. Aminoglycoside treatment (left panel in the figure below) killed more than 80% of the hair cells in the cochlea (shown in green). By contrast, cochlea treated with the compounds in FX-322 (shown in the middle panel) regenerated hair cells to a near native level, as shown graphically in the right panel.

Restoration of Hair Cells in Mouse Cochlea

We also tested FX-322 in a mouse model of severe noise-induced hearing loss. Following noise exposure, 47 mice were treated with FX-322 and 37 were treated with placebo. Hearing function was measured using auditory brainstem response, or ABR, in which the signal generated by the auditory nerve upon sensing sound is detected by electrodes on the scalp. We performed ABR testing after 24 hours, and measured hearing recovery after 30 days. The figure below shows the percentage of mice treated with FX-322 (shown in orange) or with placebo (shown in blue) that achieved a hearing recovery of at least 10 dB at 20000 Hz, a mid-range frequency for mice. The improvement observed in the placebo-treated mice was due to recovery of temporary effects not related to hair cell death, which is typical following acute hearing loss.

Hearing Recovery in Mice Treated with FX-322

We have also conducted pharmacokinetic tests in multiple species in which we observed that FX-322 administration achieved therapeutic levels of the active pharmaceutical ingredients in the cochlea.

Our multiple sclerosis program

We have initiated a discovery program in MS after identifying MS as a degenerative disease that has the potential to be treated with small molecules that activate oligodendrocyte progenitor cells leading to remyelination. In 2017, we initiated a relationship with Scripps, where researchers had discovered that anti-muscarinic agents activate oligodendrocyte progenitor cells in the brain. We are pursuing this and other approaches to stimulating myelination of axons in MS. Oligodendrocytes are responsible for making myelin, the protective sheath that covers nerve fibers. We believe that stimulating progenitor cells in the central nervous system to grow oligodendrocytes and remyelinate axons could potentially reverse the damage caused by the immune system in MS.

The potential for anti-muscarinic drugs to treat the symptoms of MS was supported by an independently-run, double-blinded Phase 2 cross-over study entitled Clemastine Fumarate as a Remyelinating Therapy for Multiple Sclerosis (ReBUILD), conducted at the University of California, San Francisco. In the ReBUILD study, 50 adult, relapsing-remitting MS patients with optic neuropathy were randomized to either clemastine, which has anti-muscarinic and anti-histaminic activity, or placebo, both in combination with standard of care. The primary endpoint of the study was visual evoked potential latency, or VEP, a test commonly used for optic neuritis and other demyelinating events, such as MS. Patients treated with clemastine showed an improvement in VEPs indicating remyelination of optic nerve axons. The results of this study were published in the medical journal The Lancet and showed a statistically significant improvement in VEP in patients treated using a single agent, clemastine.

We have been applying our expertise in finding synergistic combinations of small molecules for activating progenitor cells to the treatment of MS. We have licensed the worldwide rights to the related Scripps patent estate and are continuing to advance this discovery both on our own and through a sponsored research arrangement with Scripps. Through this work we have discovered combinations that enhance both in vitro and in vivo remyelination over single agents, and have obtained a worldwide, exclusive license from Cambridge for one such combination. We are working to identify a product candidate for the treatment of MS, and we plan to submit an IND to the FDA for an MS product candidate in the second half of 2021.

Overview of multiple sclerosis

According to the National Multiple Sclerosis Society, nearly one million people in the United States are living with MS. The symptoms of MS include numbness or tingling, weakness, dizziness and vertigo, spasticity, vision problems, sexual problems, bladder or bowel problems, pain, cognitive changes, emotional changes, and depression. Most MS is initially relapsing-remitting MS in which patients experience periods of new or relapsing symptoms followed by recovery and periods of remission. As the disease progresses the ability of the body to remyelinate  axons decreases. This leads to a progressive neurological deficit.

The FDA has approved a number of disease-modifying therapies for MS that reduce the immune system attack, which may reduce the number of relapses, delay progression of disability, and limit new disease activity. However, none of these products repair the central nervous system or lead to remyelination of the nerve fibers, and there is no cure for MS. Our program aims to induce OPCs (Oligodendrocyte Precursor Cells) to become functional myelinating oligodendrocytes leading to myelin repair.

Leveraging our PCA platform for future applications

In addition to our hearing and MS programs, we believe our PCA platform has the potential to address a wide range of clinical applications. In directing our internal research, research collaborations, and in-licensing efforts, we intend to target areas of high unmet medical need for which the underlying disease process involves loss or degeneration of key cells that could be reversed using PCA. We believe the PCA platform could further be applied to diseases of the muscle, gastrointestinal tract, skin, and bone. We intend to continue to identify areas with high unmet need where our PCA platform and novel approach to regenerative medicine could lead to potentially disease-modifying therapeutics that create healthy functional tissues and improve patients’ lives.

Manufacturing

Our product candidates consist of small chemical compounds to stimulate cell and tissue regeneration in vivo. As a result, we can rely on the well-established and available manufacturing and drug-delivery technologies developed over decades by the pharmaceutical industry. We source our active pharmaceutical ingredients from contract manufacturers with a track record of FDA-compliant manufacturing. After rigorous internal and external quality control testing, we release these materials to additional contract manufacturers for formulation and packaging into final drug product for use in clinical testing. We expect to use a similar hybrid of internal and contract resources for commercialization of our products, at least until our operations reach a scale sufficient to justify investment in internal manufacturing capacity.

Commercialization

We intend to directly market and commercialize our lead product candidate, FX-322 for the treatment of SNHL, if approved in the United States, by developing our own sales and marketing force, targeting ENTs and audiologists. Under the Astellas Agreement, Astellas has the right to market and commercialize FX-322 for the treatment of SNHL, if approved, outside of the United States. For any other product candidates that may be approved, we intend to establish marketing and commercialization strategies for each as we approach potential approval, and expect to be able to leverage our then-existing sales and marketing force.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our field.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business; defend and enforce our intellectual property rights, in particular our patent rights; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating, or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing products identical or similar to ours may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property.

In an effort to secure our intellectual property positions we generally file patent applications directed to our programs.  As of February 29, 2020, we owned, licensed, or have an option to license 42 patent families.  These patent families include 13 pending Patent Cooperation Treaty (PCT) applications, 20 U.S. patents, 25 ex-U.S. patents, 76 pending ex-U.S. patent applications, and three pending U.S. provisional applications.

The intellectual property portfolio for our lead programs as of February 29, 2020, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Hearing loss

The patent portfolio for our Hearing Loss program is based upon our owned and in-licensed patent families that include patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat hearing loss; and specifically directed to compositions of matter of our lead product FX-322, pharmaceutical compositions of FX-322 and methods of using the same to treat hearing loss. The in-licensed patents and patent applications are subject to license agreements with Massachusetts Institute of Technology and Massachusetts Eye and Ear Infirmary described herein. As of February 29, 2020, we have rights to, through ownership and in-licensing, 35 patent families, including 18 U.S. patents, 23 foreign patents, 22 pending U.S. nonprovisional patent applications, 69 pending foreign patent applications, 10 pending PCT applications, and 3 pending U.S. provisional patent applications for treating hearing loss, both generally and using FX-322. While we believe that the specific and generic claims contained in our issued U.S. patents provide protection for the composition of matter and the method of using FX-322 to treat hearing loss and/or diseases associated with the absence or lack of certain tissue cells, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our lead product FX-322, are projected to have a statutory expiration date in between 2035 and 2040, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

Multiple sclerosis program

We plan to use a similar intellectual property strategy when building protection with respect to other programs. Within our MS program, we advise on a portfolio of intellectual property directed to the treatment of MS, through ownership and exclusive in-licensing from Scripps and Cambridge. As of February 29, 2020, no development candidate has been designated, but the intellectual property portfolio for our MS research program currently includes three patent families including two U.S. patents, two foreign patents, two pending U.S. nonprovisional patent applications, three foreign patent applications, and one pending PCT application. While we believe that the specific and generic claims, contained in our U.S. and ex-U.S. patents provide protection for the claimed pharmaceutical compositions and methods of use third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our MS are projected to have a statutory expiration date between 2032 and 2039, excluding any additional term for patent term adjustments or patent term extensions. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of products from our intellectual property may be entitled to patent term extensions. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and, even if granted, the length of such extensions.

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, employees and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses, or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013, in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of inventions. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property.

License and collaboration agreements

Astellas Pharma Inc.

In July 2019, we entered into the Astellas Agreement with Astellas, under which we granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor, or the Astellas licensed products, including our product candidate FX-322, outside of the United States. We also granted Astellas a right of first negotiation and a right of last refusal if we enter into any negotiation or agreement of any kind (other than an acquisition of all of our stock or assets) with any third party under which such third party would obtain the right to develop, manufacture, or commercialize Astellas licensed products in the United States.

We and Astellas have agreed to jointly develop the Astellas licensed products, including carrying out joint studies. Each party has agreed to use commercially reasonable efforts to carry out development activities assigned to it under an agreed-upon development plan. Astellas has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas licensed product in SNHL and in age-related hearing loss, in each case, in one major Asian country and one major European country. We have agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas licensed product in the United States. Astellas has the sole right to commercialize the Astellas licensed products outside of the United States, and we have the sole right to commercialize the Astellas licensed products in the United States. Astellas has agreed to use commercially reasonable efforts to commercialize Astellas licensed products in a major Asian country and a major European country following receipt of regulatory approval in such countries.

As consideration for the licensed rights under the Astellas agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively, and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively.  If the Astellas licensed products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages.

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

Massachusetts Institute of Technology

In December 2016, we entered into an Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, or the MIT licensed products, and to develop and perform processes, or the MIT licensed processes, which incorporate the licensed technology for the treatment of disease, including, but not limited to, the prevention and remediation of hearing loss. We also have the right to grant sublicenses under the MIT License. MIT and Brigham and Women’s Hospital retain the right on behalf of themselves and all other nonprofit research institutions to practice the licensed patent rights for nonclinical research, teaching, and educational purposes.

We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT licensed product. We have satisfied certain obligations related to preclinical studies and the filing of an IND for a first MIT licensed product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase II clinical trial for such product within two years of the IND filing for such product, (ii) to commence a Phase III clinical trial for such product within five years of the IND filing for such product, (iii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such product, and (iv) to make a first commercial sale of such product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product. If we fail to meet our development obligations, other than those relating to a second MIT licensed product, MIT may terminate the MIT License. In the event that we have failed to fulfill our development timeline obligation with respect to a second MIT licensed product and fail to cure such breach within 90 days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

Upon entering the MIT License, we paid a $50 thousand license fee payment and issued to MIT shares of our common stock equal to 5% of our then-outstanding capital stock. We are required to pay certain annual license maintenance fees ranging from $30 thousand to $0.1 million per year prior to first commercial sale of a MIT licensed product and an annual license maintenance fee of $0.2 million every year afterwards, which may be credited to running royalties during the same calendar year, if any. We are also required to make potential milestone payments in an aggregate amount of up to $2.9 million on each MIT licensed product or process. In addition, we agreed to pay a low single-digit royalty on the MIT licensed products and processes and a 20% royalty on sub-license revenues. In 2019, we paid MIT $16.0 million dollars representing the royalty on the upfront payment received from Astellas.

The MIT License will remain in effect until the expiration or abandonment of all licensed issued patents and filed patent applications, unless terminated earlier. We have the right to terminate for any reason upon three months’ prior written notice. MIT has the right to terminate immediately if we cease to carry on any business related to the MIT License. MIT may also terminate the MIT License for our material breach if such breach remains uncured for 90 days (or 30 days in the case of nonpayment). MIT may also terminate the MIT License if we or our affiliates commence any action against MIT to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or not infringed, or if our sub-licensee commences such actions and we do not terminate such sub-license within 30 days after MIT’s demand. MIT has the right to increase all payments due by us, instead of terminating the MIT License in the case of a patent challenge.

In May 2019, the MIT License was amended to update the diligence milestones for a second MIT licensed product.

Massachusetts Eye and Ear Infirmary

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEEI License, with the Massachusetts Eye and Ear Infirmary, or MEEI, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEEI licensed products. We are obligated to use diligent efforts to develop and commercialize the MEEI licensed products. We are also subject to milestone timeline obligations to dose a first patient in a Phase II trial by December 31, 2020 and to dose a first patient in a Phase III trial by December 31, 2024. We do not control the filing, prosecution, enforcement, and defense of any licensed patent rights.

Upon entering the MEEI License, we made a $20 thousand license fee payment. We are obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEEI patent family case number included in the licensed MEEI patent rights prior to first commercial sale of an MEEI licensed product. We are also obligated to pay a minimum annual royalty payment of $15 thousand per each MEEI patent family case number included in the licensed MEEI patent rights after first commercial sale of an MEEI licensed product. We are also obligated to make milestone payments up to $350 thousand on each product or process that incorporates the licensed patent rights. In addition, we have agreed to pay a low single-digit royalty on products and processes that incorporate the licensed patent rights.

The MEEI License remains in effect until all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned, unless terminated earlier. We have the right to terminate the MEEI License at will by 30 business days’ advance written notice to MEEI. MEEI has the right to terminate the MEEI License (i) if we fail to make any payment due within 30 business days after MEEI notifies us of such failure, (ii) if we fail to maintain required insurance, (iii) upon 45 business days’ written notice if we become insolvent, or (iv) for any other default by us that is not cured within 60 business days of receipt of written notice. MEEI also has the right to terminate if we or our affiliates challenge the validity of the licensed patent rights.

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the CALIBR licensed products, which incorporate licensed technology for the treatment of MS. We also have the right to grant sublicenses under the CALIBR License. CALIBR reserves the right to use for itself and the right to grant nonexclusive licenses to other nonprofit or academic institutions for any internal research and educational purposes.

We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations to: (i) submit an IND (or equivalent) for a CALIBR licensed product by the 30th month after the effective date of the CALIBR License, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR licensed product by the fourth anniversary of the effective date of the CALIBR License, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by the sixth anniversary of the effective date of the CALIBR License. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

Upon entering the CALIBR license, we made a $1.0 million license fee payment, and are required to make milestone payments in an aggregate amount of up to $26.0 million for each category of CALIBR licensed products. Category 1 is any CALIBR licensed products containing a compound that modulates any muscarinic receptor, and Category 2 is any CALIBR licensed products not included in Category 1 that could differentiate oligodendrocyte precursor cells from in vitro studies and/or are active in animal models relevant to MS. We are also required to pay a mid-single-digit royalty on CALIBR licensed products and a royalty on sub-license revenues ranging from a low-teen percentage to 50%.

The CALIBR License continues in effect until expiration of all our obligations to pay royalties. Royalties are payable by us on a country-by-country and licensed-product-by-licensed product basis upon the later of (i) the expiration or abandonment of all valid claims of the licensed patent rights in such country and (ii) 10 years from the first commercial sale of each CALIBR licensed product in such country. We may terminate the CALIBR License at will upon 30 days’ prior written notice. We may also elect to terminate our license to one or more licensed patents in any or all jurisdictions by giving 90 days’ prior written notice to CALIBR. CALIBR may terminate the CALIBR License for our material breach if such breach remains uncured for 30 days. CALIBR has the right to terminate or reduce the license to a non-exclusive license if we fail to use diligent efforts to develop and commercially exploit CALIBR licensed products.

The Scripps Research Institute

In September 2018, we entered into a Research Funding and Option Agreement, or the Scripps option agreement, with Scripps, under which we were granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property related to the treatment of MS. If we exercise such option, the CALIBR License shall be amended to include such intellectual property.

As consideration for the Scripps option agreement, we are required to make funding payments totaling $0.7 million to Scripps to support its research activities. Scripps has agreed to use reasonable efforts to perform the research program pursuant to the Scripps option agreement.

The Scripps option agreement was renewed in 2019 for a second year by mutual written agreement. We have the right to terminate by giving 90 days’ advance written notice. Scripps has the right to terminate in the event of nonpayment by us that remains uncured for 10 days. Each party has the right to terminate in the event of the other party’s material breach that remains uncured for 60 days or if the other party becomes bankrupt.

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. We also have the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as for the inventors and the funder) and the right to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

We have agreed to use diligent and good faith efforts to develop and commercially exploit at least one Cambridge licensed product. Upon entering into the Cambridge License, we made a $50.0 thousand license fee payment. We are obligated to pay an annual license fee of $50.0 thousand. We are also obligated to make milestone payments up to $10.5 million on each Cambridge licensed product. In addition, we have agreed to pay a low single-digit royalty on products that incorporate the licensed patent rights, subject to offset in certain circumstances.

The Cambridge License continues in effect on a country-by-country basis until the expiration or revocation, without right of further appeal, of all licensed issued patents and filed patent applications, unless terminated earlier. We have the right to terminate for any reason upon 90 days’ prior written notice. Each party has the right to terminate immediately if the other party ceases to carry on its business. Either party may also terminate the Cambridge License for material breach if such breach remains uncured for 30 days. Cambridge may also terminate the Cambridge License if we fail to diligently develop and commercially exploit at least one Cambridge licensed product or we or our affiliates or sub-licensees commence any action against Cambridge to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or not infringed.

Competition

As a clinical-stage biotechnology company, we face competition from a wide array of companies in the pharmaceutical, biotechnology, and medical device industries. These include both small companies and large companies with much greater financial and technical resources and far longer operating histories than our own. We also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may commercialize products more quickly than we are able to.

We are aware of the following competitors in the areas that we are initially targeting:

Hearing loss

We expect FX-322 to compete with hearing aids and cochlear implants. There are dozens of hearing aid brands, although approximately 80% of these devices are manufactured by four leading companies. There are three manufacturers of cochlear implants that market in the United States. We are also aware of two companies with potential therapies to regenerate hair cells currently in clinical trials. Novartis conducted a Phase 1/2 trial with intracochlear delivery of an adenovirus-based gene therapy in subjects with severe to profound hearing loss, and Audion Therapeutics is conducting a Phase 2 study of its notch inhibitor, LY3056480. Neither Novartis nor Audion have disclosed the results from these trials that were started in 2014 and 2017, respectively. In 2019 Otonomy, Inc. disclosed it was conducting a Phase 1/2 study with a neurotrophic factor, brain-derived neurotrophic factor, in subjects with a condition described as speech-in-noise impairment. There are also multiple programs in early-stage or preclinical development by pharmaceutical and biotechnology companies. In addition, there are several companies with programs to regrow neurons in the cochlea to treat hearing loss, and companies developing otoprotective therapies, which are intended to reduce damage to hair cells.

Multiple sclerosis

There are multiple therapeutic options for treating the symptoms of MS, as well as the underlying disease. However, all approved therapies are directed at blocking demyelination, and, to our knowledge, there are no approved therapies which promote remyelination. We are aware of numerous efforts to identify drugs or biologics that can stimulate oligodendrocyte regeneration and myelin repair in the central nervous system. Acorda Therapeutics has conducted two Phase 1 trials of its monoclonal antibody rHIgM22 in MS patients, and Convelo Therapeutics is developing potential remyelinating compounds that inhibit enzymes in the brain involved in the production of cholesterol for which they planned to begin clinical trials in 2019. Biogen Inc. is in clinical development with an antibody that promotes remyelination in animal models of MS.

Government regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs, such as those we are developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements, and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and
•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, or to conduct a post-approval study.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or noncompliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion, and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Specifically, the FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality, and purity.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

FDA-expedited development and review programs

The FDA has various programs, including fast track designation, accelerated approval priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and the FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of 10 months under current PDUFA guidelines. Under the new PDUFA agreement, these six- and 10-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The designation includes all the benefits of a fast track designation. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state and local agencies and are subject to periodic unannounced inspections by government agencies for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warning or other safety information about the product;
•	fines, warning letters, or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval based on the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Other healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the state, local, and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations, as well as similar foreign laws in the jurisdictions outside the U.S. State laws may require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, as well as require the registration of pharmaceutical sales representatives and the reporting of pricing information and marketing expenditures. Violations of such laws, or any other governmental regulations that apply, may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting and oversight obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs, and individual imprisonment.

Coverage and reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately, and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably.

Healthcare reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions of particular import to the pharmaceutical industry, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; imposes a nondeductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; implements a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expands of eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee; identify priorities in, and conducts comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in December 2018, a U.S. district court judge ruled that the ACA is unconstitutional in its entirety because the Tax Cuts and Jobs Act modified the individual mandate. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the ACA will impact the law.

Legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference-pricing systems and publication of discounts and list prices.

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials, and approval of foreign countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

In the European Economic Area, or EEA, which is comprised of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•

Community MAs—These are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune, and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU.

•

National MAs—These are issued by the competent authorities of the Member States of the EEA and only cover their respective territory and are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States, i.e., in the Reference Member State and the Member States Concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and 10 years of marketing exclusivity. An additional noncumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period) we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological, and clinical data for a period of eight years. After eight years, a generic product application may be submitted, and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable sometime in 2020.

Data privacy and security laws

EU member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated, or otherwise revised.

Employees

As of December 31, 2019, we had 47 employees, 43 of which were full-time employees.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in November 2014. Our principal executive offices are located at 19 Presidential Way, Woburn, Massachusetts 01801 and our telephone number is (866) 389-1970. Our corporate website address is www.frequencytx.com. The information contained in, or accessible through, our website is not incorporated by reference into this Annual Report and you should not consider information on our website to be a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Where you can find more information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically, such as ourselves, with the SEC at http://www.sec.gov.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $20.2 million, $19.2 million and $19.8 million for the years ended December 31, 2017, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $68.9 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•	continue our Phase 2a trial of FX-322 in sensorineural hearing loss, or SNHL, and commence additional clinical studies relating to FX-322;
•	expand our development programs based on our progenitor cell activation, or PCA, platform, including our program for a treatment for multiple sclerosis, or MS, and develop other product candidates;
•	continue to develop our PCA platform;
•	seek regulatory approvals for FX-322 and any other product candidates;
•	expand the target indications and patient population for FX-322;
•	secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval;
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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322. These expenditures will include costs related to the Phase 2a trial of FX-322 for the treatment of SNHL and other planned clinical trials of FX-322, and, if such trials are supportive, a planned Phase 2b trial of FX-322, and any additional trials we conduct to support the development of FX-322. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments of $217.4 million will enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL and other planned clinical trials of FX-322, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2a trial for FX-322, our other planned clinical trials of FX-322 and the development of any other product candidates;

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

•	the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the costs of operating as a public company;
•	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
•	the extent to which we in-license or acquire other product candidates or technologies;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved;
•	our ability to maintain our collaboration with Astellas Pharma Inc., or Astellas, including achievement of the development milestones and to establish new collaborations; and
•	the initiation, progress, and timing of our commercialization of FX-322, if approved, or any other product candidate.

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

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any quarterly or annual period are not necessarily indicative of future operating performance.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of $50.2 million for federal income tax purposes and $41.2 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our NOLs begin to expire in various amounts in 2036, provided that NOLs generated after December 31, 2019 will not be subject to expiration. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards of approximately $0.7 million and $0.5 million, respectively, available to reduce future tax liabilities. Our tax credit carryforwards expire at various dates through 2039. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We believe we have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo another ownership change, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or TCJA, from 35% to 21% may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

The research, testing, manufacturing, labeling, approval, sale, packaging, marketing, and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market FX-322 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until our collaborator, Astellas, receives the requisite approval from such countries. We have not submitted an NDA to the FDA and Astellas has not submitted comparable applications to other regulatory authorities for FX-322. We or Astellas may not be in a position to do so for several years, if ever. If we or Astellas are unable to obtain the necessary regulatory approval for FX-322 in a country, we or Astellas will not be able to commercialize FX-322 for the treatment of SNHL in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria, selection of patients based on patient misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Several companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding favorable results in earlier preclinical studies or clinical trials. Based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

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

•	clinical sites deviating from the trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during a trial;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of a product candidate for use in clinical trials.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authority, that such product candidates are safe and effective for their intended uses. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit, or prevent development efforts, clinical trials, or marketing approval. Furthermore, as more competing drug candidates within a class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other comparable regulatory authorities.

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

•

Patient enrollment and retention in clinical trials depends on many factors, including: the extent of the ongoing COVID-19 pandemic, see --- The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations;

•	the patient eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2a clinical trial;
•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the nature of the trial protocol;
•	the existing body of safety and efficacy data with respect to the product candidate;
•	the proximity of patients to clinical sites;
•	our ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
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

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Any product candidate that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales.

Serious adverse events or undesirable side effects caused by any product candidate we develop could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. In our Phase 1/2 study, subjects treated with FX-322 experienced adverse events that include ear discomfort and ear pain that are considered to be associated with the intratympanic injection procedure.

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. We believe our approach of activating progenitor cells to treat conditions or diseases through cellular regeneration is novel and, as a result, the process for, and the outcome of, FDA approval is especially uncertain. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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

We received Fast Track designation by the FDA for FX-322 and may seek Fast Track designation by the FDA for any future product candidates, but we might not receive such a designation. However, such designation may not lead to a faster development or regulatory review or approval process.

In October 2019, FX-322 received Fast Track designation by the FDA. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a drug sponsor may qualify for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether to grant Fast Track designation, and we may not receive such a designation for all of the product candidates for which we may request it. Morever, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-1 has spread to multiple countries, including the United States and several European countries. If COVID-19 continues to spread in the United States and worldwide, we may experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials, including:

•	delays, difficulties or postponement in enrolling and retaining patients in our clinical trials;

•	delays, difficulties or postponement in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of ENT practices and academic centers serving as our clinical trial sites and staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	inability to obtain additional financing or access the financial markets

•

if any of the CMOs involved in the manufacture and supply of FX-322 experience a delay or disruption due to COVID-19, we may not have sufficient quantities of FX-322 for our planned activities and may not be able to transition to a new CMO in a timely or cost-effective manner, or at all, which would negatively impact our ability to develop and potentially commercialize FX-322.

The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. We have observed an impact from COVID-19 as several clinical trial sites have informed us that they have temporarily halted enrollment.  We believe that other clinical trial sites may be similarly affected and that the rate of patient enrollment, participation and retention in the trial may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our Phase 2a clinical trial and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

Risks related to commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing products to treat SNHL through the regeneration of hair cells, and we also anticipate that new companies will enter the SNHL market in the future. If we successfully develop and, if approved, commercialize FX-322 for the treatment of SNHL, it may compete, or potentially be used in conjunction, with currently marketed devices, including the hearing aids and cochlear implants currently available and the next generation of improved hearing aids and cochlear implants, and any new therapies that may become available in the future.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, and one third-party payor’s decision to cover a product does not ensure that other payors will also provide similar coverage. Additionally, the process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the price of such product or establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, the determination of coverage and reimbursement is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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

We or our collaborators may also be subject to extensive governmental price controls and other market regulations outside of the United States, and we believe the increasing emphasis on cost-containment initiatives in other countries have and will continue to put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we or our collaborators are able to charge for products we or our collaborators commercialize. Accordingly, in markets outside the United States, the reimbursement for products we or our collaborators commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

We have received an upfront payment from Astellas of $80.0 million, and we may also receive development milestone payments up to $230.0 million. If the Astellas licensed products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments plus tiered royalties at rates ranging from low- to mid-teen percentages.

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

We do not own facilities for manufacturing FX-322 or any product candidate. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials of FX-322 and any product candidates we develop and, in future, for commercial quantities. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. If any CMO we engage is unable to provide sufficient supply of any product candidate we develop, we may be unable to arrange for an alternative supply or to do so on commercially reasonable terms or in a timely manner, which could delay any clinical trials, the commercial launch of our product candidates, if approved, or, regarding any commercial supply, result in a shortage in supply that could negatively impact our revenues. For example, we are substantially dependent on the CMO that supplies us with the proprietary glycogen synthase kinase 3, or GSK3, inhibitor that is a key component of FX-322 and the CMO that lyophilizes FX-322 into a powder. While there are other CMOs who are able to supply the GSK3 inhibitor or lyophilize FX-322, manufacture of the GSK3 inhibitor and the lyophilization process require proprietary knowledge or specialized capabilities that only a limited number of CMOs have. As a result, transitioning to a new CMO for either the supply of the GSK3 inhibitor or to conduct the lyophilization process would be particularly time consuming and costly. We have not engaged any other CMOs as back-up for the manufacture and supply of FX-322. As a result, if any of the CMOs involved in the manufacture and supply of FX-322 experience a delay or disruption, or if we fail to obtain the appropriate approvals to manufacture and supply FX-322 outside the US (e.g., Bayh-Dole), we may not have sufficient quantities of FX-322 for our planned activities and may not be able to transition to a new CMO in a timely or cost-effective manner, or at all, which would negatively impact our ability to develop and potentially commercialize FX-322.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2a trial and other planned clinical trials of FX-322 for the treatment of SNHL. Our reliance on CROs for clinical development activities limits our control over these activities and we were not involved in developing our CRO’s policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

Since its enactment, there have been judicial challenges to certain aspects of the ACA, and we expect there will be additional challenges to the ACA in the future. For example, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was modified as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, or other efforts to challenge, repeal or amend some or all aspects of the ACA will impact the law or our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our potential customers and accordingly, our financial operations.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been administration efforts, Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. For example, the current presidential administration’s fiscal year 2019 budget proposal contained further drug price control measures which could be implemented in future legislation or through rulemakings or administrative or executive actions. These measures include, for example, allowing some states to negotiate drug prices under Medicaid and eliminating cost sharing for generic drugs for low-income patients. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be implemented in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability;

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

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following the United Kingdom’s withdrawal from the

European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

An adverse result in any such proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly and could put any of our owned or in-licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third party from using the technology at issue in a proceeding on the grounds that our owned or in-licensed patents do not cover such technology. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Any of the foregoing could allow such third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our registered and unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trade names or trademarks that incorporate variations of our unregistered trade names or trademarks. Over the long term, if we are unable to successfully register our trade names and trademarks and establish name recognition based on our trade names and trademarks, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trade names and trademarks may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own, or license expire;
•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

Our proprietary or confidential information may be lost, or we may suffer security breaches.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K, these factors include:

•	any delay in the enrollment or ultimate completion of our Phase 2a clinical trial and other planned clinical trials of FX-322 for the treatment of SNHL;
•	the results of the Phase 2a clinical trial or other planned clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same indication;
•	our ability to develop additional product candidates based on our PCA platform, including MS;
•	any delay in submitting a regulatory filing and any adverse development or perceived adverse development with respect to the regulatory review of such filing;
•	failure to successfully develop and commercialize FX-322 for the treatment of SNHL or any future product candidate;
•	inability to obtain additional funding;
•	regulatory or legal developments in the United States and other countries applicable to our PCA platform or any product candidate:
•	adverse regulatory decisions;
•	changes in the structure of healthcare payment systems;
•	adverse developments concerning our CMOs or CROs;
•	inability to obtain adequate product supply for our other product candidates, or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	our ability to effectively manage our growth;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	changes in the market valuations of companies similar to us;
•	market conditions in the biotechnology and pharmaceutical sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of February 29, 2020, these holders beneficially own approximately 17.1% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

Sales of a substantial number of shares of our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of common stock that were sold in the initial public offering of our common stock are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our common stock that are outstanding are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict, subject to certain exceptions, transfers for 180 days after the date of our initial public offering. We or certain of the underwriters of our initial public offering may release certain stockholders from the lock-up agreements or other contractual restrictions prior to the end of the 180-day period. In addition, there are shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Based on the shares of capital stock outstanding as of March 20, 2020, certain holders of shares of our common stock acquired prior to our initial public offering are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements and other contractual restrictions described above Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” as defined under the rules promulgated under the Securities Act. As an emerging growth company and a smaller reporting company we may follow reduced disclosure requirements and do not have to make all the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
•

exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

•

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal office is located at 19 Presidential Way, Woburn, Massachusetts 01801, where we lease approximately 17,000 square feet of office and laboratory space. We lease this space under a lease that terminates on February 24, 2025. We also lease approximately 2,133 square feet of office and laboratory space at 400 Farmington Avenue, Farmington, Connecticut 06030. This lease is set to terminate on July 31, 2020.

On January 7, 2020, we entered into an indenture of lease for the lease of approximately 61,307 square feet of office and laboratory space located at 75 Hayden Avenue, Lexington, Massachusetts 02421, which, once occupied, we expect will be our new principal office. We expect to move to this new location in early 2021.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

Management

Executive officers and directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers

David L. Lucchino	51	President, Chief Executive Officer, and Director

Carl P. LeBel, Ph.D.	61	Chief Development Officer

Christopher R. Loose, Ph.D.	39	Chief Scientific Officer

Dana Hilt, M.D.	67	Chief Medical Officer

Wendy S. Arnold	48	Chief People Officer
Richard Mitrano	49	Vice President of Finance and Operations

Non-Employee Directors

Marc A. Cohen	56	Executive Chairman and Director

Timothy J. Barberich	72	Director

Michael Huang	46	Director

Robert S. Langer, Sc.D.	71	Director

Joel S. Marcus	72	Director

Executive officers

David L. Lucchino has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and was a co-founder of our company with Dr. Robert S. Langer and Dr. Christopher R. Loose. From December 2014 until June 2016, Mr. Lucchino served as the President and Chief Executive Officer of Entrega Bio, a PureTech Health-founded biotechnology company focused on oral drug delivery technology. Prior to that, Mr. Lucchino co-founded Semprus BioSciences, or Semprus, a biotechnology company, and served as its President and Chief Executive Officer from June 2007 to June 2012. Mr. Lucchino oversaw the development of the company’s lead medical product, which received FDA clearance in 2012. Semprus was acquired by Teleflex, Inc., or Teleflex, in June 2012. Prior to Semprus, Mr. Lucchino worked at the investment firm Polaris Partners. Mr. Lucchino is the chairman of the board of directors of MassBio, a non-profit organization that represents and provides services and support for the biotechnology industry in Massachusetts. He is a member of the College of Fellows of the American Institute for Medical and Biological Engineering and was appointed by Governor Charlie Baker as a member of the Commonwealth’s Economic Planning Council. Mr. Lucchino also serves as a trustee of Mt. Auburn Hospital, a Harvard Medical School facility, a trustee of the Multiple Myeloma Research Foundation, and a member of the Board of Advisors of Life Science Cares. Mr. Lucchino holds an MBA from the Massachusetts Institute of Technology’s, or MIT’s, Sloan School of Management, an M.S. from the Newhouse School of Journalism at Syracuse University, and a B.A. in Philosophy and Religious Studies from Denison University.

Carl P. LeBel, Ph.D. has served as our Chief Development Officer since March 2018. In 2017, Dr. LeBel founded LeBel Consulting, LLC, a biopharmaceutical consulting company. Prior to joining our company, from February 2009 until November 2016, Dr. LeBel served as the Chief Scientific Officer of Otonomy, Inc., or Otonomy, a biopharmaceutical company where he was responsible for all research and development activities. From 2008 to 2009, he served as the President and Chief Executive Officer of Akesis Pharmaceuticals, Inc., or Akesis, a virtual metabolic disorders company. Prior to Akesis, Dr. LeBel served as an Executive Director in a variety of research and development management positions for Amgen, Inc., or Amgen, a biopharmaceutical company. Before joining Amgen, Dr. LeBel served as a Research Scientist at Alkermes, Inc. Dr. LeBel is a scientific fellow of the American Academy of Otolaryngology and a full member of the American Association for the Advancement of Science and the Society of Toxicology. Dr. LeBel is a co-inventor on numerous patents in the field of drug delivery for otology-related disorders. He was a National Institute of Environmental Health Sciences post-doctoral fellow in Molecular Neurotoxicology at the University of California Irvine. Dr. LeBel holds a Ph.D. in Biomedical Sciences and Toxicology from Northeastern University and a B.S. in Chemistry from the University of Detroit.

Christopher R. Loose, Ph.D. co-founded our company and has served as our Chief Scientific Officer since January 2016. Prior to our Company, Dr. Loose co-founded Semprus with Mr. Lucchino and Dr. Langer and served as its Chief Technology Officer from June 2007 until its acquisition by Teleflex in June 2012. At Semprus, he led the technology team in the development through regulatory clearance of medical products designed to reduce infection and clotting. Prior to Semprus, Dr. Loose worked as a chemical engineer at Merck Research Labs. In 2011, Dr. Loose was awarded the inaugural Peter Strauss Entrepreneurial Award from the Hertz Foundation. Since 2014, Dr. Loose has served as an Associate Professor Adjunct of Urology at the Yale School of Medicine. Dr. Loose is also the Executive Director of Yale University’s Center for Biomedical and Interventional Technology. Dr. Loose holds a Ph.D. in Chemical Engineering from MIT and a BSE in Chemical Engineering summa cum laude from Princeton University.

Dana Hilt, M.D. has served as our Chief Medical Officer since August 2019. From October 2016 to August 2019, Dr. Hilt served as Chief Medical Officer for Lysosomal Therapeutics, Inc., or Lysosomal, a life sciences drug development company in the field of neurodegeneration, where he was responsible for all clinical development activity for a product candidate for the treatment of Parkinson’s Disease. Prior to Lysosomal, beginning in 2006, Dr. Hilt served in the roles of Senior Vice President of Drug Development and Chief Medical Officer for FORUM Pharmaceuticals, Inc., or FORUM, where he oversaw the clinical, chemistry manufacture controls, regulatory and quality control activities for therapies focused on the treatment of cognitive impairment in schizophrenia and Alzheimer’s disease. Prior to FORUM, Dr. Hilt served as the Chief Medical Officer and Senior Vice President of Clinical Research, Medical Affairs, and Development for Ascend Therapeutics US, LLC, or Ascend, a specialty pharmaceutical company concentrating on women’s health and transdermal drug delivery. Before joining Ascend, Dr. Hilt served as the Vice President of Clinical Research at Guilford Pharmaceuticals Inc., or Guilford, a biopharmaceutical company engaged in the research, development, and commercialization of drugs that target the acute care market and neurological indications including Parkinson’s disease and brain cancer. Prior to Guilford, he served as a Director of Clinical Development at Amgen, where he established its clinical neuroscience group. Prior to that, Dr. Hilt served on the staff of the National Institute of Health. He holds an M.D. from Tufts University School of Medicine and a B.S. from the University of Maine.

Wendy S. Arnold has served as our Chief People Officer since February 2020. Ms. Arnold previously served as Senior Vice President, Human Resources at Kaleido Biosciences where she oversaw the HR infrastructure, compensation, performance and development programs. Prior to Kaleido Biosciences, Ms. Arnold was the head of the HR business partnership function at Moderna Therapeutics, where she oversaw the HR organization. Prior to Moderna, Ms. Arnold was at Celgene Avilomics Research (formerly Avila Therapeutics), where she was responsible for building and developing the HR infrastructure for the company’s early research and development division. Ms. Arnold has also held senior HR positions at Inotek Pharmaceuticals and Amylin Pharmaceuticals. Ms. Arnold holds a B.S. from Colorado State University.

Richard Mitrano has served as our Vice President of Finance and Operations since July 2016. From 2012 to 2015, Mr. Mitrano served as the Director of Finance and Operations of Semprus, where he oversaw all accounting and finance operations and provided strategic direction and oversight. Prior to Semprus, Mr. Mitrano was a contract Accounting Manager for Predictive Biosciences, Inc., or Predictive, a diagnostics company, from 2010 to 2012. Prior to Predictive, from 2008 to 2010, Mr. Mitrano served as Corporate Controller of Pioneer Behavioral Health, a company providing behavioral health services. Mr. Mitrano holds a B.A. in Accounting from Bentley University.

Non-Employee Directors

Marc A. Cohen has served as a member of our board of directors and as Executive Chairman since September 2016. Since 2012, Mr. Cohen has served as the Chief Executive Officer of Bublup, Inc., an online knowledge-sharing platform, as well as CoBro Ventures, Inc., an investment management company. Mr. Cohen is also Executive Chairman of C4 Therapeutics and Mana Therapeutics. Mr. Cohen holds an M.S. in Electrical Engineering from Stanford University and a Bachelor’s degree in Engineering Science from Harvard University.

Timothy J. Barberich has served as a member of our board of directors since September 2016. Mr. Barberich also serves on the board of directors of GI Dynamics, Inc., Verastem, Inc., and TScan Therapeutics, Inc. Mr. Barberich previously served as a director for Tokai Pharmaceuticals, Inc. from 2009 to 2017, for HeartWare International, Inc. from 2008 to 2016, for Inotek Pharmaceuticals Corporation from 2016 to 2017, and for Neurovance, Inc. from 2010 to 2016. Mr. Barberich is co-founder, and served as the CEO and Chairman of Sepracor Inc. from 1984 to 2009. He holds a B.S. in Chemistry from Kings College.

Michael Huang has served as a member of our board of directors since October 2018. Mr. Huang serves as Managing Partner at Taiwania Capital Management Corporation, a venture capital firm. From 2014 to 2017, Mr. Huang served as Chief Executive Officer of NeuroVive Pharmaceutical Asia, Inc., a biopharmaceutical company. Mr. Huang holds an MBA from Rice University, a M.A. in Chemistry from the University of Texas, Arlington, and a B.S. from University of Texas, Austin.

Robert S. Langer, Sc.D., has served as a member of our board of directors since September 2016. Dr. Langer has served as a David H. Koch Institute Professor at the Massachusetts Institute of Technology since 2005. Dr. Langer currently serves on the board of directors of Rubius Therapeutics, Inc., Moderna, Inc., and Puretech Health plc, Abpro-Korea, and previously served on the board of directors of Momenta Pharmaceuticals, Inc., Kala Pharmaceuticals, Inc., and Rubius. Dr. Langer holds a Sc.D. in Chemical Engineering from MIT and a B.S. in Chemical Engineering from Cornell University.

Joel S. Marcus has served as a member of our board of directors since December 2018. Mr. Marcus currently serves as Executive Chairman of Alexandria Real Estate Equities, Inc., or Alexandria, a real estate investment and development company, and served as the Chief Executive Officer of Alexandria from March 1997 to April 2018. Mr. Marcus also currently serves on the boards of directors of Intra-Cellular Therapies, Inc., MeiraGTx Holdings plc, and Applied Therapeutics, Inc. Mr. Marcus holds a B.A. and J.D. from the University of California, Los Angeles.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “FREQ” on the Nasdaq Global Select Market.

On March 20, 2020, there were approximately 228 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2019.

Number of Securities
Available for Future
	Number of Securities to be		Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excludes securities
Plan Category	Warrants and Rights	Warrants, and Rights	Reflected in first column) (1)
Equity compensation plans approved by
security holders (2)	5,968,672(3)	$5.20(4)	2,167,633(5)
Equity compensation plans not approved by
security holders	—	—	—
Total	5,968,672	$5.20	2,167,633

(1)

Pursuant to the terms of the 2019 Incentive Award Plan, or the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our board of directors. Pursuant to the terms of the 2019 Employee Stock Purchase Plan, or the 2019 ESPP, the number of shares of common stock available for issuance under the 2019 ESPP automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our board of directors.

(2)	Consists of the 2014 Stock Incentive Plan, or the 2014 Plan, the 2019 Plan, and the 2019 ESPP.
(3)	Includes 4,721,334 outstanding options to purchase shares of common stock under the 2014 Plan and 1,247,337 outstanding options to purchase stock under the 2019 Plan.

(4)

As of December 31, 2019, the weighted-average exercise price of outstanding options under the 2014 Plan was $2.85 and the weighted-average exercise price per share of outstanding options under the 2019 Plan was $14.09.

(5)

As of December 31, 2019, a total of 2,167,663 shares of common stock were available for issuance, consisting of (a) 315,000 shares of common stock available for future issuance under the 2019 ESPP, none of which shares were subject to outstanding purchase rights under the 2019 ESPP and (b) 1,852,663 shares of common stock available for future issuance under the 2019 Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities which were not registered under the Securities Act:

From January 2019 through October 2019, we issued stock options to purchase an aggregate of 3,015,381 shares of our common stock, with a weighted – average exercise price of $4.17, to our employees, directors and consultants pursuant to our

2014 Stock Incentive Plan. These securities were issued under Section 4(a)(2) and Rule 701 of the Securities Act in transactions not involving a public offering.

From January 2019 through October 2019, we issued an aggregate of 297,620 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $0.33 million upon the exercise of stock options and stock awards pursuant to our 2014 Stock Incentive Plan. These securities were issued under Section 4(a)(2) and Rule 701 of the Securities Act in transactions not involving a public offering.

In January and February 2019, we issued 288,911 shares of Series B convertible preferred stock, or the Series B shares, at a price of $0.920439 per share for aggregate proceeds of approximately $0.27 million to three accredited investors. On October 7, 2020, upon the closing of the initial public offering of our common stock, or the IPO, we issued 42,890 shares of our common stock upon conversion of the Series B shares. These securities were issued under Section 4(a)(2) of the Securities Act in transactions not involving a public offering.

In July 2019, we issued 39,392,960 shares of Series C convertible preferred stock, or the Series C shares, at a price of $1.569884 per share for aggregate proceeds of approximately $62.0 million to seventy-five accredited investors. On October 7, 2020, upon the closing of the IPO, we issued 5,848,482 shares of our common stock upon conversion of the Series C shares. These securities were issued under Section 4(a)(2) of the Securities Act in transactions not involving a public offering.

Use of Proceeds

In October 2019, we issued and sold 6,325,000 shares of our common stock in our IPO at a public offering price of $14.00 per share.  The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233652), as amended, which was declared effective by the SEC on October 2, 2019.

The $79.7 million in net proceeds we received from the IPO have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated October 2, 2019, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 on October 4, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the section titled “Management’s discussion and analysis of financial condition and results of operations.” We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that may be expected in any future period, and our results for any interim period are not necessarily indicative of results that may be expected for any full year.

	Year ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017
Consolidated Statements of Operations Data:
Revenue	$28,947	$—	$—
Operating expenses:
Royalty	16,000	—	—
Research and development	18,784	11,880	11,966
General and administrative	14,838	7,064	4,340
Total operating expenses	49,622	18,944	16,306
Loss from operations	(20,675)	(18,944)	(16,306)
Interest income (expense)	1,784	(106)	(174)
Loss on extinguishment of debt	—	(269)	(3,749)
Realized gain on investments	138	—	—
Foreign exchange gain (loss)	7	151	(8)
Net Loss	(18,746)	(19,168)	(20,237)
Cumulative Series C preferred stock dividends	(1,054)	—	—
Net loss attributable to common stockholders	(19,800)	(19,168)	(20,237)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.29)	$(12.53)	$(28.79)
Weighted-average shares of common stock outstanding, basic and diluted(1)	8,649,245	1,530,218	702,918

(1)

See Note 2 within the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation and details of the method used to calculate the basic and diluted net loss per share of common stock.

	As of December 31,
(in thousands)	2019	2018
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$217,355	$42,189
Working capital(1)	168,575	39,164
Total assets	223,218	44,548
Total liabilities	55,860	4,122
Convertible preferred stock and non-controlling interest	—	88,708
Accumulated deficit	(68,888)	(49,088)
Total stockholders’ (deficit) equity	167,358	(48,282)

(1)

We define working capital as current assets less current liabilities. See our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases and an industry leader in the science and development of medicines for inner-ear cellular regeneration and hearing restoration. Our initial focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of patients with the most common form of hearing loss and build upon the potential of regenerative therapeutics for hearing.

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, and clarity of sounds, and FX-322 was observed to be well-tolerated. We commenced dosing of a Phase 2a clinical trial of FX-322 in patients with SNHL in October 2019. As of March 26, 2020, the Phase 2a clinical trial was approximately at the halfway point of enrollment based on the original trial design and we are continuing to enroll and dose patients in the trial. However, we have observed an impact on the Phase 2a clinical trial from the COVID-19 pandemic as several clinical trial sites have informed us that they have temporarily halted enrollment in the trial. We expect that the effects of the pandemic may result in other clinical trial sites being similarly affected for an unknown period of time, slowing or temporarily halting patient enrollment and potentially impacting patient retention. As a result, we will provide updated guidance on the timing of completion and reporting of top-line data of the Phase 2a clinical trial once we better understand the extent of the impact of the COVID-19 pandemic on the trial.  Nevertheless, we believe that, if necessary, we could achieve the key objectives of the Phase 2a clinical trial with fewer study subjects than originally designed. We are also working to identify a product candidate for the treatment of multiple sclerosis, or MS. This program focuses on activating progenitor cells in the central nervous system to repair the myelin sheath that protects nerves and may have the potential to reverse damage done by the disease. We intend to submit an investigational new drug application or, IND, to the U.S. Federal Drug Administration, or the FDA, for our MS product candidate in the second half of 2021.

In October 2019, we completed the initial public offering of our common stock, or the IPO. In the IPO, we issued and sold 6,325,000 shares of our common stock at a price to the public of $14.00 per share, inclusive of the underwriters’ exercise in part of their over-allotment option. We received approximately $79.7 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. In July 2019, we closed our Series C convertible preferred stock financing in which we issued and sold 39,492,960 shares of our Series C convertible preferred stock for aggregate gross proceeds of approximately $61.7 million. In July 2019, we also entered into a License and Collaboration Agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, pursuant to which Astellas paid us an upfront payment of $80.0 million.

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes and of our convertible preferred stock, the IPO and the Astellas Agreement. To date, we have raised approximately $316.5 million through a combination of convertible notes, convertible preferred stock financings, the upfront payment under the Astellas Agreement, grants and the IPO.

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $18.7 million, $19.2 million and $20.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $68.9 million.

We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

Astellas Pharma Inc.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019.The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. We have recognized $28.9 million of the $80.0 million as revenue as of December 31, 2019.

Massachusetts Institute of Technology

In December 2016, we entered into the MIT License, with MIT under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, or the MIT licensed products, and to develop and perform processes, or the MIT licensed processes, which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes, and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT licensed product. We have satisfied certain obligations related to preclinical studies and the filing of an IND for a first MIT licensed product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase II clinical trial for such product within two years of the IND filing for such product, (ii) to commence a Phase III clinical trial for such product within five years of the IND filing for such product, (iii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such product, and (iv) to make a first commercial sale of such product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product.

Upon entering into the MIT License, we paid a $50 thousand license fee payment and issued shares of our common stock equal to 5% of our then-outstanding capital stock to MIT. We are required to pay certain annual license maintenance fees ranging from $30 thousand to $0.1 million per year prior to first commercial sale of a MIT licensed product and an annual license maintenance fee of $0.2 million every year afterwards, which may be credited to running royalties during the same calendar year, if any. We are also required to make potential milestone payments in an aggregate amount of up to $2.9 million on each MIT licensed product or process. In addition, we agreed to pay a low single-digit royalty on the MIT licensed products and processes and a low-twenties royalty on sub-license revenues. In the year ended December 31, 2019, we paid MIT a $16.0 million royalty on the upfront license fee received from Astellas. See “Business—License and collaboration agreements—Massachusetts Institute of Technology.”

Massachusetts Eye and Ear Infirmary

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEEI License, with the Massachusetts Eye and Ear Infirmary, or MEEI, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEEI licensed products. We are obligated to use diligent efforts to develop and commercialize the MEEI licensed products. We are also subject to milestone timeline obligations to dose a first patient in a Phase II trial by December 31, 2020 and to dose a first patient in a Phase III trial by December 31, 2024.

Upon entering into the MEEI License, we made a $20 thousand license fee payment. We are obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEEI patent family case number included in the licensed MEEI patent rights prior to first commercial sale of an MEEI licensed product. We are also obligated to pay a minimum annual royalty payment of $15 thousand per each MEEI patent family case number included in the licensed MEEI patent rights after first commercial sale of an MEEI licensed product. We are also obligated to make milestone payments up to $350 thousand on each product or process that incorporates the licensed patent rights. In addition, we have agreed to pay a low single-digit royalty on products and processes that incorporate the licensed patent rights. See “Business—License and collaboration agreements—Massachusetts Eye and Ear Infirmary.”

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the CALIBR licensed products, which incorporate licensed technology for the treatment of MS. We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations to: (i) submit an IND (or equivalent) for a CALIBR licensed product by the 30th month after the effective date of the CALIBR License, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR licensed product by the fourth anniversary of the effective date of the CALIBR License, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by the sixth anniversary of the effective date of the CALIBR License.

Upon entering into the CALIBR License, we made a $1.0 million license fee payment, and are required to make milestone payments in an aggregate amount of up to $26.0 million for each category of CALIBR licensed products. Category 1 is any CALIBR licensed products containing a compound that modulates any muscarinic receptor, and Category 2 is any CALIBR licensed products not included in Category 1 that could differentiate oligodendrocyte precursor cells from in vitro studies and/or are active in animal models relevant to MS. We are also required to pay a mid-single-digit royalty on CALIBR licensed products and a royalty on sub-license revenues ranging from a low-teen percentage to 50%. See “Business—License and collaboration agreements—The Scripps Research Institute (California Institute for Biomedical Research).”

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

The Scripps option agreement had a one-year term and was renewed for a second year by mutual written agreement.  We have the right to terminate by giving 90 days’ advance notice.  Scripps has the right to terminate in the event of nonpayment by us that remains uncured for 10 days.  Each party has the right to terminate in the event of the other party’s material breach that remains uncured for 60 days or if the other party becomes bankrupt. See “Business—License and collaboration agreements—The Scripps Research Institute (California Institute for Biomedical Research).”

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. We also have the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as the investors and the funder) and the right to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

We have agreed to use diligent and good faith efforts to develop and commercially exploit at least one Cambridge licensed product. Upon entering into the Cambridge License, we made a $50 thousand license fee payment. We are obligated to pay an annual license fee of $50 thousand. We are also obligated to make milestone payments up to $10.5 million on each Cambridge licensed product. In addition, we have agreed to pay a low single-digit royalty on products that incorporate the licensed patent rights, subject to offset in certain circumstances.

The Cambridge License continues in effect on a country-by-country basis until the expiration or revocation, without right of further appeal, of all licensed issued patents and filed patent applications, unless terminated earlier. We have the right to terminate for any reason upon 90 days’ prior written notice. Each party has the right to terminate immediately if the other party ceases to carry on its business. Either party may also terminate the Cambridge License for material breach if such breach remains uncured for 30 days. Cambridge may also terminate the Cambridge License if we fail to diligently develop and commercially exploit at least one Cambridge licensed product or we or our affiliates or sub-licensees commence any action against Cambridge to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or not infringed.

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the estimated completion date of the Phase 2a clinical study. In the year ended December 31, 2019, we recognized $28.9 million of the $80.0 million upfront fee as revenue. This reflects revenue of $16.0 million equal to the royalty expense under the MIT License as well as $12.9 million from applying the input method to the remaining $64.0 million of the upfront payment.

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

•	costs to manufacture our clinical trial material for use in our preclinical studies and clinical trials;
•	costs of outside consultants, including their fees and related travel expenses;
•	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	option and license payments made to third parties, including MIT, Scripps, MEEI and Cambridge, for intellectual property used in research and development activities; and
•	facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Direct research and development expenses by product candidate:
FX-322 external development costs	$4,294	$2,669	$6,948
Platform development, early-stage research and unallocated expenses:
Employee-related costs	8,249	4,432	3,155
Laboratory supplies	395	313	409
Outsourced research and development	4,241	3,395	635
Facility-related costs	1,155	362	414
Depreciation and amortization	450	300	180
Other research and development costs	—	409	225
Total research and development expenses	$18,784	$11,880	$11,966

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate and complete our Phase 2a clinical trial and additional clinical trials for FX-322 and continue to discover and develop additional product candidates. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of product candidates. In addition, due to our IPO in October 2019, we expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the requirements of The Nasdaq Stock Market LLC and the SEC; director and officer insurance costs; and investor and public relations costs.

Interest income

Interest income consists of interest earned on cash equivalents and short-term investments.

Interest expense

Interest expense consists of interest paid on convertible notes payable which were converted in our Series A convertible preferred stock financing in 2017 and our Series B convertible preferred stock financing in 2018.

Realized gain on investments

Realized gain on investments represents the gain realized on our marketable securities in the year ended December 31, 2019.

Loss on extinguishment of debt

In 2015 and 2016, we issued notes payable, which were convertible at a 20% discount to the price of shares issued in a qualified financing. In March 2017, the notes payable converted into Series A convertible preferred stock at a 20% discount to the price of the Series A convertible preferred stock, which we recorded as a $3.7 million loss on extinguishment of debt. In 2018, we issued notes payable, which were convertible at a 5% discount to the price of shares issued in a qualified financing. In October 2018, the notes payable converted into Series B convertible preferred stock at a 5% discount to the price of the Series B convertible preferred stock, which we recorded as a $0.3 million loss on extinguishment of debt.

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

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of approximately $50.2 million and Massachusetts state NOLs of approximately $41.2 million which may be available to offset future taxable income. Our federal NOLs include $22.4 million available to reduce future taxable income through 2037 and approximately $27.8 million of NOLs that do not expire and are available to reduce future taxable income indefinitely. The state NOLs are available to offset future taxable income through 2039. As of December 31, 2019, we also had federal and Massachusetts research and development tax credit carryforwards of $0.7 million and $0.5 million, respectively, which are available to offset federal and state tax liabilities through 2039 and 2034, respectively.

Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the NOL period. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as under similar state provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. In general, an ownership change, as defined under Section 382 of the Code, or Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and have conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and have determined that an ownership change did occur in March 2017. Accordingly, utilization of $12.4 million of the federal NOLs that were incurred prior to March 2017 (pre-ownership change) is limited under Section 382. After the Section 382 limitations, we may utilize approximately $10.8 million of our pre-ownership change NOLs based upon an annual usage of approximately $1.6 million for each of the next five years after the ownership change and approximately $0.2 million for each of the 15 years thereafter. The remaining pre-ownership change NOLs of approximately $1.6 million were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These NOLs may be subject to further annual limitations under Section 382 in the event of future changes in ownership. Additionally, we determined that a second ownership change occurred in October of 2019 as a result of the IPO. Accordingly, utilization of approximately $46.1 million of the federal NOL carryforwards incurred prior to October 2019 is also limited under Section 382. We have determined that we will be able to utilize the entire $46.1 million of pre-ownership change NOL’s based upon the limitations calculated from the October 2019 ownership change. These NOL’s may be subject to further annual limitations under Section 382 in the event of future changes in ownership.

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

Results of operations

Comparison of years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		Increase
	2019	2018	(Decrease)
			(in thousands)
Revenue	$28,947	$—	$28,947
Operating expenses:
Royalty	16,000	—	16,000
Research and development	18,784	11,880	6,904
General and administrative	14,838	7,064	7,774
Total operating expenses	49,622	18,944	30,678
Loss from operations	(20,675)	(18,944)	(1,731)
Interest income	1,784	—	1,784
Interest expense	—	(106)	106
Loss from extinguishment of debt	—	(269)	269
Realized gain on investments	138	—	138
Foreign exchange gain	7	151	(144)
Net loss	$(18,746)	$(19,168)	$422

Revenue

Revenue was $28.9 million for the year ended December 31, 2019. We had no revenue for the year ended December 31, 2018. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. In the year ended December 31, 2019, we recognized revenue of $16.0 million equal to the royalty payment under the MIT License as well as $12.9 million applying the input method to the remaining $64.0 million of the upfront payment.

Research and development expenses

	Years Ended December 31,		Increase
	2019	2018	(Decrease)
			(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$4,294	$2,669	$1,625
Platform development, early-stage research and unallocated expenses:
Employee-related costs	8,249	4,432	3,817
Laboratory supplies	395	313	82
Outsourced research and development	4,241	3,395	846
Facility-related costs	1,155	362	793
Depreciation and amortization	450	300	150
Other research and development costs	—	409	(409)
Total research and development expenses	$18,784	$11,880	$6,904

Research and development expenses for the year ended December 31, 2019 were $18.8 million, compared to $11.9 million for the year ended December 31, 2018. The increase of $6.9 million was primarily due to an increase of $1.6 million in FX-322 external research and development expenses and an increase of $5.3 million in platform development, early-stage research and unallocated expenses. The $4.3 million of FX-322 external development costs incurred for the year ended December 31, 2019 consisted primarily of $2.1 million of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials, $0.7 million of outside consulting costs, $1.1 million in clinical trial costs and $0.3 in milestone payments under the MIT License. The $2.7 million of FX-322 external development costs incurred in the year ended December 31, 2018 consisted primarily of approximately $1.6 million of preclinical costs for safety testing and consulting, and approximately $1.1 million related to conducting the Phase 1 clinical trial. FX-322 external development costs for the year ended December 31, 2018 are presented net of approximately $0.7 million in research and development tax credits received from the Australian government related to our Phase 1 clinical trial conducted in Australia.

Platform development, early-stage research and unallocated expenses were $14.5 million for the year ended December 31, 2019, compared to $9.2 million for the year ended December 31, 2018. The increase of $5.3 million was primarily due to a $0.8 million increase in outsourced research and development spending on our development programs, excluding our FX-322 program, a $3.8 million increase in employee-related costs associated with increased headcount to support preclinical and clinical development of FX-322 and research on our PCA platform development and a $0.7 million increase in facility-related and other costs associated with the increase in research and development headcount.

General and administrative expenses

General and administrative expenses were $14.8 million for the year ended December 31, 2019, compared to $7.1 million for the year ended December 31, 2018. General and administrative expenses increased by $7.8 million due to an increase of $1.3 million in the infrastructure necessary to manage research and development and fundraising activities, increases of $0.7 million in directors and officers insurance, $0.3 million in audit, tax and consulting fees, $1.5 million in legal and patent filing fees incurred to file and defend intellectual property, $0.7 million in corporate legal fees and $3.1 million in employee-related costs as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company.

Interest income

Interest income was $1.8 million for the year ended December 31, 2019 compared to $0.0 million for the year ended December 31, 2018, due to an increase in cash equivalents and short-term investments in 2019.

Interest expense

Interest expense was $0.1 million for the year ended December 31, 2018. This represents interest on convertible notes payable issued in 2018 and converted into Series B convertible preferred stock in 2018. We did not incur interest expense in the year ended December 31, 2019.

Realized gain on investments

Realized gain on investments was $138 thousand for the year ended December 31, 2019 due to our purchasing short-term marketable securities in 2019. We held no investments in the year ended December 31, 2018.

Foreign exchange gain

Foreign exchange gain was $7 thousand for the year ended December 31, 2019 as compared to $151 thousand for the year ended December 31, 2018. The decrease of $144 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Comparison of years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,		Increase
	2018	2017	(Decrease)
			(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,880	11,966	(86)
General and administrative	7,064	4,340	2,724
Total operating expenses	18,944	16,306	2,638
Loss from operations	(18,944)	(16,306)	(2,638)
Interest expense	(106)	(174)	68
Loss on extinguishment of debt	(269)	(3,749)	3,480
Foreign exchange gain (loss)	151	(8)	159
Net loss	$(19,168)	$(20,237)	$1,069

Revenue

We had no revenue for the years ended December 31, 2018 and 2017.

Research and development expenses

	Years ended December 31,		Increase
	2018	2017	(Decrease)
			(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,669	$6,948	$(4,279)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,432	3,155	1,277
Laboratory supplies	313	409	(96)
Outsourced research and development	3,395	635	2,760
Facility-related costs	362	414	(52)
Depreciation and amortization	300	180	120
Other research and development costs	409	225	184
Total research and development expenses	$11,880	$11,966	$(86)

Research and development expenses for the year ended December 31, 2018 were $11.9 million, compared to $12.0 million for the year ended December 31, 2017. The decrease of $0.1 million in 2018 was primarily due to a decrease of $4.3 million in FX-322 external research and development expenses and a comparable increase of $4.2 million in platform development, early-stage research, and unallocated expenses.  The $2.7 million of FX-322 external development costs incurred in 2018 consisted primarily of approximately $1.6 million of preclinical costs for safety testing and consulting and approximately $1.1 million of costs of conducting the Phase 1 clinical trial and the Phase 1/2 clinical trial. FX-322 external development costs for the year ended December 31, 2018 are presented net of approximately $0.7 million in research and development tax credits received from the Australian government related to our Phase 1 clinical trial conducted in Australia. The $6.9 million of FX-322 external development costs incurred in 2017 consisted primarily of approximately $4.5 million of preclinical costs, including $3.2 million for toxicology and the manufacture of FX-322 for toxicity testing, and approximately $2.4 million of clinical development costs for conducting the Phase 1 clinical trial and manufacturing FX-322 to be used in the Phase 1 clinical trial and in the Phase 1/2 clinical trial conducted in 2018.

Platform development, early-stage research, and unallocated expenses were $9.2 million for the year ended December 31, 2018, compared to $5.0 million for the year ended December 31, 2017. The increase of $4.2 million in 2018 is primarily due to a $2.8 million increase in outsourced research and development spending on our development programs, excluding our FX-322 program. This includes approximately $1.7 million of outsourced research to Scripps for our MS program, including an upfront $1.0 million license fee. We also incurred $1.3 million of increased employee-related cost associated with increased headcount to support our preclinical and clinical development of FX-322 and research on our PCA platform development.

General and administrative expenses

General and administrative expenses were $7.1 million for the year ended December 31, 2018, compared to $4.3 million for the year ended December 31, 2017. General and administrative expenses increased by $2.7 million in 2018 due to increased business development activities, increase in the infrastructure necessary to manage research and development, and fund-raising activities. Contributing to the increase were increases of $0.8 million in audit, tax, and consulting fees, $0.5 million in legal and patent filing fees incurred to file and defend intellectual property, $0.4 million in corporate legal fees, and $0.5 million in employee-related costs as we increased our general and administrative headcount to manage our growth.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0.3 million for the year ended December 31, 2018, compared to $3.7 million for the year ended December 31, 2017. The decrease of $3.4 million in loss on extinguishment of debt was due to the lower discount rate of 5% upon conversion of the notes payable that converted in 2018 compared to the discount rate of 20% for notes payable that converted in 2017 and the lower amount of notes that converted in 2018 compared to 2017.

Interest expense

Interest expense was $0.1 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The decrease of $0.1 million was due to lower amounts outstanding under convertible notes payable.

Foreign exchange gain (loss)

Foreign exchange gain (loss) was a gain of $0.2 million for the year ended December 31, 2018, compared to a foreign exchange loss of $8 thousand for the year ended December 31, 2017. The increase of $0.2 million was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, our IPO and the upfront payment under the Astellas Agreement. To date, we have raised approximately $316.5 million through a combination of convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants and our IPO. Our cash, cash equivalents and short-term investments totaled $217.4 million as of December 31, 2019. In October 2019, we completed an IPO of our common stock and issued and sold 6,325,000 shares of common stock at a public offering of $14.00 per share, inclusive of the exercise in part by the underwriters of their option to purchase additional shares, resulting in net proceeds of $79.7 million after deducting underwriting discounts and commissions and offering expenses. We had no indebtedness as of December 31, 2019. In July 2019, we closed our Series C convertible preferred stock financing, in which we issued 39,492,960 shares of our Series C convertible preferred stock, for aggregate gross proceeds of approximately $62.0 million.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Years ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$34,215	$(17,024)
Net cash used in investing activities	(18,261)	(436)
Net cash provided by financing activities	142,015	41,712
Increase in cash and cash equivalents	$157,969	$24,252

Cash flows for the year ended December 31, 2019

Operating activities

Net cash provided by operating activities for the year ended December 31, 2019 was $34.2 million, primarily consisting of a net loss of $18.7 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $4.3 million primarily for depreciation, stock-based compensation expense and deferred lease incentives. Net cash used in operating activities was also impacted by a net $48.0 million change in operating assets and liabilities, including an increase of $51.5 million in deferred revenues from the upfront payment under the Astellas Agreement and a $1.5 million increase accrued expenses, which were partially offset by an increase of $3.3 million in prepaid expenses and other current assets and a $.6 million decrease in accounts payable..

Investing activities

Net cash used in investing activities for the year ended December 31, 2019 was $18.3 million, which was attributable to $1.1 million of purchases of property and equipment and $17.2 million of net purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $142.0 million, consisting of proceeds from our IPO of $79.7 million, the issuance of our Series C convertible preferred stock of $61.7 million, the issuance of additional shares of our Series B convertible preferred stock of $0.3 million, and $0.3 million of proceeds from the exercise of stock options.

Cash flows for the year ended December 31, 2018

Operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $17.0 million, primarily consisting of a net loss of $19.2 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $1.3 million for depreciation, stock-based compensation expense, non-cash interest expense, loss on extinguishment of debt, and deferred lease incentives. Net cash used in operating activities was also impacted by $0.8 million in changes in operating assets and liabilities, including $0.8 million in accounts payable, and $0.7 million in accrued expenses, which were partially offset by an increase of $0.7 million in grants receivable, prepaid expenses, and other current assets.

Investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $0.4 million, which was attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $41.7 million, consisting primarily of the net proceeds from the issuance of our Series B convertible preferred stock financing of $37.8 million, including the issuance and subsequent conversion of $5.0 million notes payable into Series B convertible preferred stock and net of offering costs. We also issued shares of preferred stock in Frequency Therapeutics Japan KK, our majority-owned subsidiary, in 2018 for proceeds of $3.8 million, which has been recorded as a liability.

Cash flows for the year ended December 31, 2017

Operating activities

Net cash used in operating activities for the year ended December 31, 2017 was $14.6 million, primarily consisting of our net loss of $20.2 million as we incurred expenses associated with preclinical and clinical activities on our FX-322 program, research activities on other applications for our PCA platform, and incurred general and administrative expenses. In addition, we had non-cash charges of $5.3 million for depreciation, stock-based compensation expense, non-cash interest expense, loss on extinguishment of debt, deferred lease incentives, and the issuance of common stock for a license agreement. Net cash used in operating activities was also impacted by $0.3 million in changes in operating assets and liabilities, including $0.4 million in accrued expenses, which was partially offset by a decrease in accounts payable of $0.2 million and an increase of $0.1 million in grants receivable, prepaid expenses, and other current assets.

Investing activities

Net cash used in investing activities for the year ended December 31, 2017 was $1.9 million, which was attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $28.0 million, primarily consisting of the net proceeds from the issuance of our Series A convertible preferred stock, net of expenses.

Funding requirements

Our operating expenses increased substantially in the years ended December 31, 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

Specifically, our costs and expenses will increase as we:

•	advance the clinical development of FX-322;
•	pursue the preclinical and clinical development of other product candidates using our PCA platform, including our program for the treatment of MS;
•	in-license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional personnel in research, manufacturing, and regulatory and clinical development, as well as management personnel; and
•	expand our operational, financial, investor relations, and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash, cash equivalents, and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2019:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 6 years	More than 6 years
	(in thousands)
Operating lease obligations (1)	$54,371	$504	$13,237	$14,386	$26,244

(1)

Represents future minimum lease payments under our operating leases for office and laboratory space at our Woburn, Massachusetts, Lexington, Massachusetts and Farmington, Connecticut facilities (see Note 16 of notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10K for additional information on these lease agreements).

We have not included future milestone payments under our collaboration and license agreements in the table above since the payment obligations under these agreements are contingent upon future events, such as the achievement of specified product development milestones or generating product sales, and we are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We are also required to spend certain minimum amounts on research and development of licensed products or processes under the MIT License, and may have certain funding obligations under the Scripps option agreement, which are not included in the table above. See “—License and collaboration agreements” for more information regarding our payment obligations under these agreements.

We also enter into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon completion of a manufacturing run. These payments are not included in the table above as the amount and timing of such payments are not known or are not material

Critical accounting policies and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We account for contracts with customers in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), including all amendments thereto. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaborative arrangements and leases. Our disclosure in the accompanying consolidated financial statements reflects the Company’s accounting policies in compliance with this standard.

Under Topic 606, an entity recognizes revenue when or as its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To recognize revenue for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies its performance obligations. We only apply the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identifies as a performance obligation each promise to transfer to the customer either (a) a good or service (or bundle of goods and services) that is distinct, or (b) a series of distinct goods and services that are substantially the same and have been the same pattern of transfer to the customer.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner (the “customer” in this type of arrangement) and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. For each arrangement that results in revenues, we identify all performance obligations, which may include, for example, a license to IP and know-how, research and development activities, and/or manufacturing services.

In addition to any upfront payment, if the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the estimated variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or of the licensee such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For contracts that include sales-based royalties (including milestone payments based on the level of sales) promised in the exchange for licenses of intellectual property, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestone payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied. In determining the transaction price, we adjust the promised amount of consideration for the effects of the time value of money if the timing of payments provides the Company or the Company’s customer with a significant benefit of financing the transfer of goods and services. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assess each of its revenue generating arrangements in order to determine whether a significant financing component exists. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time.  For performance obligations satisfied over time, we measure progress toward completion of its performance obligations using an input method based on our efforts and inputs to satisfy its performance obligations relative to total expected inputs to the satisfaction of that performance obligation.

Amounts received from a customer prior to revenue recognition are recorded as deferred revenue. Amounts received from a customer that are expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current liability in the accompanying consolidated balance sheets.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. Most of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to the following:

•	CROs and other third parties in connection with performing research and development activities and conducting preclinical studies and clinical trials on our behalf;

•	Vendors in connection with preclinical development activities; and

•	CMOs and other vendors in connection with product manufacturing and development and distribution of preclinical supplies.

We base our expenses related to preclinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may cause us to report amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure stock options and other stock-based awards granted to our employees, directors, consultants, advisors based on the fair value on the date of the grant, awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield.

Determination of fair value of common stock

Prior to the IPO, there had been no public market for our common stock and as such, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, taking into consideration our most recently available third-party valuations of common stock at the time of the grants, as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations, or valuation reports, were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Our common stock valuation reports were prepared using a market approach, utilizing either the guideline M&A or guideline public company methodologies. Under the guideline M&A methodology, a set of mergers and acquisitions within the biotechnology and pharmaceutical industries for similar stage companies were reviewed and an applicable equity value was selected to apply to our company. Under the guideline public company methodology, the market capitalizations of similar public companies were analyzed, and an applicable capitalization for our company was selected based on qualitative and quantitative factors.

For each valuation report, an option pricing allocation method, or OPM, was selected to allocate the total equity value across the various securities outstanding at the time of the valuation. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes.

In addition to considering the results of the valuation reports, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant;

•	the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;

•	our stage of development and commercialization and our business strategy;

•	external market conditions affecting the biotechnology industry and trends within that industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our convertible preferred stock;

•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company considering prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed below:

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among companies that enter into leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, with targeted improvements to the guidance including an additional transition method, which allows us to apply the provisions of the new leasing standard as of January 1, 2021, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.

We plan to elect early adoption of this standard effective January 1, 2020 and elect the new transition method approved by the FASB. We also plan to elect the package of practical expedients intended to ease transition whereby the Company need not assess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. Furthermore, we will elect the practical expedient to combine non-lease components and lease components. As we finalize our adoption processes, we estimate the adoption of the ASU in the first quarter of 2020 will result in the recognition of a right-of-use asset and related lease liability related to the lease for our Woburn Massachusetts facility in the range of approximately $1 million to $2 million with an estimated immaterial effect to our retained earnings and our consolidated statement of operations. As disclosed in Note 16, we have entered into a lease for a facility in Lexington Massachusetts which has an estimated commencement date of December 1, 2020. In accordance with ASU No. 2016-02, we will recognize a right-of-use asset and related lease liability at such time.

There are no other recent accounting pronouncements that we believe will have a material impact on our consolidated financial statements.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and short-term investments, which are denominated in U.S. dollars. We had cash, cash equivalents and short-term investments of $217.4 million, or 97.3% of our total assets, at December 31, 2019. Interest income earned on these assets was $1.8 million for the year ended December 31, 2019. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such interest-earning instruments carry a degree of interest rate risk; however, a change by 10% in interest rates would not have a material impact on our financial position or results of operations. We had no debt outstanding as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-21 of this Annual Report on Form 10-K for the year ended December 31, 2019. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the Consolidated Financial Statements or the Notes thereto set forth below beginning on page F-1.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.2	10/1/19

4.1	Form of Specimen Common Stock Certificate	S-1/A	333-233652	4.1	9/23/19

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

4.3	Description of Frequency Therapeutics, Inc. Securities					*

10.1	2014 Stock Incentive Plan, as amended and form of option agreements thereunder	S-1	333-233652	10.1	9/6/19

10.2	2019 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-233652	10.2	9/23/19

10.3	Non-Employee Director Compensation Program	S-1/A	333-233652	10.3	9/23/19

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-233652	10.5	9/23/19

10.5.1	Lease Agreement, dated as of August 24, 2016, as amended, between ARE-MA Region No. 20 and Frequency Therapeutics, Inc.					*

10.5.2	Lease Agreement, effective as of August 1, 2019 between the University of Connecticut and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.6.2	9/23/19

10.6	Second Amended and Restated Executive Employment Agreement, dated as of September 20, 2019, between David L. Lucchino and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.7	9/23/19

10.7	Amended and Restated Employment Agreement, dated as of September 20, 2019, between Christopher R. Loose and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.8	9/23/19

10.8	Employment Agreement, dated as of September 19, 2019, between Carl P. LeBel and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.9	9/23/19

10.9	Exclusive Patent License Agreement, dated as of December 13, 2016, as amended, between Massachusetts Institute of Technology and Frequency Therapeutics, Inc.	S-1	333-233652	10.10	9/6/19

10.10	Non-Exclusive Patent License Agreement, dated as of February 7, 2019, between Massachusetts Eye and Ear Infirmary and Frequency Therapeutics, Inc.	S-1	333-233652	10.11	9/6/19

10.11	License and Collaboration Agreement, dated as of July 16, 2019, between Astellas Pharma, Inc. and Frequency Therapeutics, Inc.	S-1	333-233652	10.12	9/6/19

10.12	2019 Employee Stock Purchase Plan	S-1/A	333-233652	10.13	9/23/19

10.13	Indenture of Lease, effective as of January 7, 2020 between HCP/KING 75 Hayden LLC and Frequency Therapeutics, Inc.					*

21.1	Subsidiaries of Frequency Therapeutics, Inc.					*

23.1	Consent of RSM US, LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Filed herewith

**Furnished herewith

***Submitted electronically herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: March 26, 2020	By:	/s/ David L. Lucchino
David L. Lucchino
President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David L. Lucchino and Richard Mitrano, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David L. Lucchino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2020
David L. Lucchino

/s/ Richard Mitrano	Vice President, Finance and Operations (Principal Financial and Accounting Officer)	March 26, 2020
Richard Mitrano

/s/ Marc A. Cohen	Executive Chairman and Director	March 26, 2020
Marc A. Cohen

/s/ Timothy J. Barberich	Director	March 26, 2020
Timothy J. Barberich

/s/ Michael Huang	Director	March 26,, 2020
Michael Huang

/s/ Robert S. Langer	Director	March 26, 2020
Robert S. Langer, Sc.D.

/s/ Joel S. Marcus	Director	March 26, 2020
Joel S. Marcus

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Frequency Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, non-controlling interest, and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ RSM US LLP

Boston, Massachusetts

March 26, 2020

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$200,158	$42,189
Short-term marketable securities	17,197	—
Prepaid expenses and other current assets	4,000	748
Total current assets	221,355	42,937
Property and equipment, net	1,762	1,511
Other assets	101	100
Total assets	$223,218	$44,548
Liabilities, Convertible Preferred Stock, Non-Controlling Interest and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,219	$1,863
Accrued expenses	3,239	1,749
Deferred revenue	48,152	—
Other current liabilities	170	161
Total current liabilities	52,780	3,773
Deferred revenue, net of current portion	2,900	—
Long-term liabilities	180	349
Total liabilities	55,860	4,122
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2019; 49,296,987 shares authorized at December 31, 2018; 41,857,005 shares issued and outstanding at December 31, 2018	—	38,224
Series B-1 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2019; 10,000 shares authorized, issued and outstanding at December 31, 2018	—	9
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2019; 64,891,735 shares authorized at December 31, 2018; 62,528,507 shares issued and outstanding at December 31, 2018	—	46,694
Series A-1 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2019; 10,000 shares authorized, issued and outstanding at December 31, 2018	—	8
Non-controlling interest	—	3,773
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 and 165,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 30,844,507 and 2,084,710 shares issued and outstanding at December 31, 2019 and 2018, respectively	31	2
Additional paid-in capital	236,161	804
Accumulated other comprehensive income	54	—
Accumulated deficit	(68,888)	(49,088)
Total stockholders’ equity (deficit)	167,358	(48,282)
Total liabilities, convertible preferred stock, non-controlling interest and stockholders’ equity (deficit)	$223,218	$44,548

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31
	2019	2018	2017
Revenue	$28,947	$—	$—
Operating expenses:
Royalty	16,000	—	—
Research and development	18,784	11,880	11,966
General and administrative	14,838	7,064	4,340
Total operating expenses	49,622	18,944	16,306
Loss from operations	(20,675)	(18,944)	(16,306)
Interest income (expense)	1,784	(106)	(174)
Loss on extinguishment of debt	—	(269)	(3,749)
Realized gain on investments	138	—	—
Foreign exchange gain (loss)	7	151	(8)
Net loss	$(18,746)	$(19,168)	$(20,237)
Cumulative Series C preferred stock dividends	(1,054)	—	—
Net loss attributable to common shareholders	$(19,800)	$(19,168)	$(20,237)
Net loss per share attributable to common stockholders-basic and diluted	$(2.29)	$(12.53)	$(28.79)
Weighted-average shares of common stock outstanding-basic and diluted	8,649,245	1,530,218	702,918

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(18,746)	$(19,168)	$(20,237)
Other comprehensive gain:
Unrealized gain on marketable securities	54	—	—
Total comprehensive gain	54	—	—
Comprehensive loss	$(18,692)	$(19,168)	$(20,237)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statement of Convertible Preferred Stock, Non-controlling Interest and Stockholder’s Equity (Deficit)

(in thousands, except share and per share amounts)

	Series C convertible preferred shares issued	Series C convertible preferred value	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated Other Comprehensive Income	Accumu- lated deficit	Total Stock- holders’ equity
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	$—	1,658,459	$2	$18	$—	$(9,683)	$(9,663)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	230,974	—	91		—	91
Issuance of common stock for exclusive patent license	—	—	—	—	—	—	—	—	—	—	—	64,802	—	140	—	—	140
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	27	—	—	27
Issuance of Series A convertible preferred stock, net of issuance costs of $203	—	—	—	—	—	—	37,538,421	27,951	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock related to the conversion of convertible notes payable	—	—	—	—	—	—	24,990,086	18,743	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,237)	(20,237)
Balance, December 31, 2017	—	$—	—	$—	—	$—	62,528,507	$46,694	—	$—	$—	1,954,235	$2	$276	$—	$(29,920)	$(29,642)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	455	—	—	455
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	126,253	—	73	—	—	73
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	7,423	—	—	—	—	—
Repurchase of restricted stock	—	—	—	—	—	—	—	—	—	—	—	(3,201)	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	—	—	—	—	—	—	—	—	10,000	8	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $302	—	—	36,017,542	32,849	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock related to the conversion of convertible notes payable	—	—	5,839,463	5,375	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock	—	—	—	—	10,000	9	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interest	—		—		—	—	—		—	—	3,773	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,168)	(19,168)
Balance, December 31, 2018	—	$—	41,857,005	$38,224	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,084,710	$2	$804	$—	$(49,088)	$(48,282)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	3,609	—	—	3,609
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	357,170	1	365	—	—	366
Issuance of Series B convertible preferred stock	—	—	288,991	266	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock	39,492,960	61,687	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series C preferred dividend	—	1,054	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,054)	(1,054)
Initial public offering of common stock	—	—	—	—	—	—	—	—	—	—	—	6,325,000	6	79,690	—	—	79,696
Conversion of preferred stock and non-controlling interest into common stock in connection with the IPO	(39,492,960)	(62,741)	(42,145,996)	(38,490)	(10,000)	(9)	(62,528,507)	(46,694)	(10,000)	(8)	(3,773)	22,077,627	22	151,693	—	—	151,715
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,746)	(18,746)
Balance, December 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	$—	30,844,507	$31	$236,161	$54	$(68,888)	$167,358

See accompanying notes

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(18,746)	$(19,168)	$(20,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	3,609	455	91
Depreciation	813	654	531
Non-cash interest	—	106	174
Loss on extinguishment of convertible notes payable	—	269	3,749
Issuance of common stock for license agreement	54	—	140
Deferred lease incentives	(160)	(159)	662
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,253)	(727)	142
Accounts payable	(644)	869	(231)
Deferred revenue	51,052	—	—
Accrued expenses	1,490	677	365
Net cash provided by (used in) operating activities	34,215	(17,024)	(14,614)
Cash flows from investing activities:
Purchases of property and equipment	(1,064)	(436)	(1,863)
Redemption of available for sale securities	(282,618)	—	—
Purchase of available for sale securities	265,421	—	—
Net cash used in investing activities	(18,261)	(436)	(1,863)
Cash flows from financing activities:
Proceeds from sale of non-controlling interest	—	3,773	—
Proceeds from issuance of convertible notes payable	—	5,000	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	27,951
Proceeds from issuance of Series A-1 convertible preferred stock, net of issuance costs	—	8	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	266	32,849	—
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	9	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	61,687	—	—
Proceeds from issuance of common stock	80,062	73	27
Net cash provided by financing activities	142,015	41,712	27,978
Net increase in cash and cash equivalents	157,969	24,252	11,501
Cash at beginning of year	42,189	17,937	6,436
Cash at end of year	$200,158	$42,189	$17,937
Cash paid during the year for:
Taxes	$94	$—	$—
Non-cash items
Conversion of convertible notes payable and accrued interest into convertible preferred stock	$—	$5,375	$18,743
Cumulative Series C convertible preferred stock dividends	$1,054	$—	$—
Conversion of preferred stock and non-controlling interest into common stock	$151,715	$—	$—

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, Frequency Therapeutics Securities Corporation and Frequency Therapeutics Japan KK (Frequency Japan) (the Company), headquartered in Woburn, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Company is a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases.

On September 20, 2019, the Company effected a 1-for-6.7355 reverse stock split of its common stock. The par value of the common stock was not adjusted as a result of the reverse stock split and the authorized capital was amended to 100,000,000 shares of common stock and 148,724,922 shares of $0.001 par value preferred stock (the Preferred Stock). The reverse stock split resulted in an adjustment to the Series A Convertible Preferred Stock (Series A Preferred), Series B Convertible Preferred Stock (Series B Preferred) and Series C Convertible Preferred Stock (Series C Preferred) conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements.

In October 2019, the Company completed the initial public offering of its common stock (the “IPO”). In the IPO, the Company issued and sold 6,325,000 shares of its common stock at a price to the public of $14.00 per share, inclusive of the underwriters’ exercise in part of their over-allotment option. The Company received approximately $79.7 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. In connection with the IPO, on October 7, 2019 all Preferred Stock and the preferred stock of Frequency Japan converted into 22,077,627 shares of common stock and all outstanding shares of Series A-1 Preferred Stock and B-1 Preferred Stock were forfeited.

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of December 31, 2019, the Company had an accumulated deficit of ($68,888). The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the financial statements were available to be issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics PTY, LTD and Frequency Japan (majority owned at December 31, 2018). All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, revenue, fair value of common stock, valuation of share-based awards and income taxes. Actual results could differ from those estimates.

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock in periods prior to the IPO. The Company had utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation (the Practice Aid), to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

Comprehensive income (loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the year ended December 31, 2019 consists of unrealized gain on marketable securities.  There were no elements of comprehensive loss for the years ended December 31, 2018 and 2017.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment, which is in the business of discovering and developing small molecule drugs that activate progenitor cells within the body to create healthy tissue.

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the years ended December 31, 2019, 2018 and 2017 the Company recorded $7, $151 and ($8) of foreign currency exchange gains (losses), respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at December 31, 2019 and 2018 consists entirely of cash held in banks and money market funds.

Short-term marketable debt securities

Short-term marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable investment mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investment are reflected as a component of other income (expense).

Short-term marketable securities at December 31, 2019 consist of investment in U.S. Treasury Securities.

Concentration of credit risk and off-balance sheet risk

Financial instrument that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents at several accredited financial institutions, in amounts that exceed federally insured limits. Marketable securities consist of U.S. Treasury securities with maturities of less than twelve months. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which its money market accounts are maintained.

The Company has no significant off-balance sheet such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Property and equipment

Property and equipment consist of lab equipment, computer equipment, furniture and office equipment and leasehold improvements recorded at cost. These amounts are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful life
Lab equipment	3 years
Computer equipment	3 years
Furniture and office equipment	3 years
Leasehold improvements	Shorter of the estimated useful life or lease term

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the consolidated statements of operations.

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2019, 2018 and 2017.

Research and development costs and accruals

Research and development expenses include salaries and benefits, materials and supplies, preclinical and clinical trial expenses, stock-based compensation expense, depreciation of equipment, contract services and other outside expenses. The Company has entered into various research and development-related contracts with research institutions, contract research organizations, contract manufacturers and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. Costs of certain development activities, such as manufacturing, pre-clinical and clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Collaborative arrangements

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship (e.g., a licensing arrangement) where the contracted party has obtained goods or services that are an output of the Company’s ordinary activities in exchange for a consideration and therefore within the scope of Topic 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, including those to which Topic 606 is applied by analogy, the Company applies the five-step model described in the Company’s revenue recognition policy. For elements of collaborative arrangements that are accounted for pursuant to ASC 808, an appropriate and rational recognition method is determined and applied consistently. Reimbursements from the counterparty that are the result of a collaborative relationship with the counterparty, instead of a customer relationship, such as co-development or clinical activities, are recorded as a reduction to research and development expense as the services are performed. Similarly, amounts that are owed to a collaboration partner related to the co-development clinical activities are recognized as research and development expense.

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (“Astellas”), as further described in Note 15 of notes to unaudited consolidated financial statements.

Revenue recognition

The Company accounts for contracts with customers in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), including all amendments thereto. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaborative arrangements and leases. The Company’s disclosure within the below sections or elsewhere within these consolidated financial statements reflects the Company’s accounting policies in compliance with this new standard.

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

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or of the licensee such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Amounts received from a customer prior to revenue recognition are recorded as deferred revenue. Amounts received from a customer that are expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current liability in the accompanying consolidated balance sheets.

Patent costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company adopted FASB Accounting Standards Update (ASU) 2016-09 which identifies areas for simplification of several areas of share-based payment transactions. The Company retroactively applied the mark to market approach on vesting to non-employee grants and the impact on the consolidated financial statements was not material and as such, the Company will treat non-employee grants the same as employee grants. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the share-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

There are significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock prior to the IPO. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale.

The Company expenses the fair value of its share-based compensation awards to employees and non-employees on a straight-line basis over the requisite service period, which is generally the vesting period.

Non-controlling interest

As of December 31, 2018, the Company accounted for shares of preferred stock issued in Frequency Japan as a non-controlling interest in the mezzanine section of the consolidated balance sheets. The value ascribed to the non-controlling interest was the liquidation preference of the preferred stock in Frequency Japan as the holders of such shares do not share in any profits or losses of the subsidiary. In connection with the IPO, all preferred stock of Frequency Japan converted into shares of the Company’s common stock, see Note 1.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2019 and 2018, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 13).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2019, 2018 and 2017 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31
(in thousands, except share and per share amounts)	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(19,800)	$(19,168)	$(20,237)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	8,649,245	1,530,218	702,918
Net loss per share attributed to common stockholders-basic and diluted	$(2.29)	$(12.53)	$(28.79)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Year ended December 31
	2019	2018	2017
Unvested restricted Common Stock	70,366	345,608	637,746
Series C Preferred (as converted to common stock)	1,172,676	—	—
Series B Preferred (as converted to common stock)	4,759,079	6,214,387	—
Series A Preferred (as converted to common stock)	7,070,574	9,283,425	9,283,425
Conversion of Frequency Japan preferred stock	513,047	673,605	—
Outstanding stock options (as converted to common stock)	5,968,672	2,089,334	985,521
Total	19,554,414	18,606,359	10,906,692

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will apply one comprehensive revenue recognition model across all contracts, entities, and sectors. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, ASU 2014-09 will replace most of the existing revenue recognition requirements in U.S. GAAP. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard one year. As a result, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. Early adoption is permitted. The Company early adopted ASU 2014-09 effective January 1, 2018, and its adoption had no impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU No. 2016-15). This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU No. 2017-09). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU No. 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted, and prospective application is required. The Company adopted this standard effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (Jobs Act). The Jobs Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among companies that enter into leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, with targeted improvements to the guidance including an additional transition method, which allows companies to apply the provisions of the new leasing standard as of January 1, 2020, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.

The Company plans to elect early adoption of this standard effective January 1, 2020 and elect the new transition method approved by the FASB. The Company also plans to elect the package of practical expedients intended to ease transition whereby the Company need not assess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. Furthermore, the Company will elect the practical expedient to combine non-lease components and lease components. As the Company finalizes its adoption processes, it estimates the adoption of the ASU in the first quarter of 2020 will result in the recognition of a right-of-use asset and related lease liability related to the lease for our Woburn Massachusetts facility in the range of approximately $1,000 to $2,000 with an estimated immaterial effect to the retained earnings and the consolidated statement of operations. As disclosed in Note 16, the Company has entered into a lease for a facility in Lexington Massachusetts which has an estimated commencement date of December 1, 2020. In accordance with ASU No. 2016-02, the Company will recognize a right-of-use asset and related lease liability at such time.

.

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2019 are summarized as follows:

	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$200,131	$(12)	$200,119
U.S. Government treasury securities	Level 1	17,131	66	17,197
		$217,262	$54	$217,316

The Company had no financial assets subject to fair value reporting requirements at December 31, 2018.

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

4. Prepaid expenses

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Rent and deposits	$63	$—
Research and development expenses	801	428
Grant receivable	805	161
Insurance	2,132	—
Other	199	159
Total	$4,000	$748

5. Property and equipment

Property and equipment include the following:

	December 31,
	2019	2018
Lab equipment	$1,846	$1,109
Computer equipment	12	12
Furniture and office equipment	245	204
Leasehold improvements	1,419	1,406
Construction in progress	306	33
Total	3,828	2,764
Accumulated depreciation	(2,066)	(1,253)
Property and equipment, net	$1,762	$1,511

The Company recognized $813 and $654 of depreciation expense for the years ended December 31, 2019 and 2018, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Payroll and employee related expenses	$2,686	$1,034
Professional fees	435	322
Third-party research and development expenses	118	393
Total	$3,239	$1,749

7. Convertible notes

In 2018, the Company entered into $5,000 of convertible notes with existing shareholders and investors (Series B Notes) with a maturity date of May 31, 2019. The Series B Notes bore interest at a rate of 5% per annum and were automatically convertible into the security issued in the next financing of at least $5,000, excluding the proceeds of the Series B Notes (Qualified Series B Financing) at a conversion price equal to 95% of the per share price paid by investors in such financing. In the event of a sale of the Company, prior to the conversion or repayment of the Series B Notes at maturity, the Series B Notes would have been repaid at an amount equal to one and one-half times the outstanding principal and interest.

On October 17, 2018, the Company closed a Qualified Series B Financing and the Series B Notes converted pursuant to their contractual terms. The $5,000 of principal plus $106 of accrued interest were converted into Series B Preferred shares at a 5% discount to the offering price of $0.92 per share resulting in the issuance of 5,839,463 Series B shares and the recognition of a loss on conversion of $269 (see Note 8). For the year ended December 31, 2018, the Company recorded $106 in interest expense on the Series B Notes.

In 2015 and 2016, the Company entered into $14,285 of convertible notes with investors (Series A Notes) with a maturity date of January 21, 2017, which was extended to April 30, 2017. The Series A Notes bore interest at a rate of 5% per annum and were automatically convertible into the security issued in the next financing in excess of $4,000 (Qualified Series A Financing) at a conversion price equal to 80% of the per share price paid by investors in such financing. If, prior to the Company completing a Qualified Series A Financing, the Company received funds in excess of $15,000 pursuant to a non-equity financing, grant or other similar event, then the Company would have obtained an outside valuation and thereafter the Series A Notes would have automatically converted into shares of common stock of the Company, at a 20% discount to such valuation. In the event of a sale of the Company, prior to conversion or repayment of the Series A Notes at maturity, the Series A Notes would have been repaid at an amount equal to three times the outstanding principal and interest.

On March 30, 2017, the Company closed a Qualified Series A Financing and the Series A Notes converted pursuant to their contractual terms. The $14,285 of principal plus $709 of accrued interest were converted into Series A Preferred shares at a 20% discount to the offering price of $0.75 per share resulting in the issuance of 24,990,086 Series A Preferred shares and the recognition of a loss on conversion of $3,749 (see Note 8). For the year ended December 31, 2017, the Company recorded $174 in interest expense on the Series A Notes.

The Series A Notes and Series B Notes did not contain an optional conversion feature.

The Company evaluated all the settlement features included within the Series A Notes and Series B Notes, noting that none of the features was considered to be predominant or met the definition of a derivative under FASB ASC Topic 815, Derivatives and Hedging with the exception of the repayment premium in the event of a Company sale. In such event the noteholders were entitled to receive an amount equal to three times the outstanding principal, in the case of Series A Notes, and one and one half and three times the outstanding principal, in the case of the Series B Notes, plus all accrued and unpaid interest. Based on the qualitative and quantitative considerations, management determined that the fair value of the derivative was de minimis as of December 31, 2017.

8. Convertible preferred stock

As of December 31, 2018, the Company had authorized 114,208,722 shares of Preferred Stock and had designated 64,891,735 shares as Series A Preferred, 10,000 shares as Series A-1 Preferred Stock, 49,296,987 shares as Series B Preferred and 10,000 shares as Series B-1 Preferred Stock. Since the Preferred Stock was redeemable upon a liquidation event, which is not considered to be within the Company’s control, it has been classified in temporary equity on the accompanying consolidated balance sheet as of December 31, 2018. The carrying value of the Preferred Stock was the proceeds received less issuance costs. In October 2019, in connection with the IPO, all shares of Preferred Stock were automatically converted into common stock.

Issuances of preferred stock

On March 30, 2017, the Company converted $14,285 of Series A Notes plus accrued interest of $709 into 24,990,086 shares of Series A Preferred at a 20% discount to the offering price of $0.75 per share. The Company also issued 9,783,522 shares of Series A Preferred for proceeds of $7,338 on the same date. Additional issuances of Series A Preferred took place in April, May, August and December of 2017 for an additional aggregate issuance of 27,754,899 shares of Series A Preferred shares for proceeds of $20,816.

The Company incurred $203 of share issuance costs in connection with the issuance of the Series A Preferred described above which was recorded as a reduction in the proceeds received and the carrying value.

On October 17, 2018, the Company converted $5,000 of Series B Notes plus accrued interest of $106 into 5,839,463 shares of Series B Preferred at a 5% discount to the offering price of $0.92 per share. The Company also issued 7,544,029 shares of Series B Preferred for proceeds of $6,944 on the same date. Additional issuances of Series B Preferred took place in November and December of 2018 for an additional aggregate issuance of 28,473,513 shares of Series B Preferred shares for proceeds of $26,208. The Company also issued 288,991 shares of Series B Preferred in January and February 2019 for proceeds of $266.

The Company incurred $302 of share issuance costs in connection with Series B Preferred described above which was recorded as a reduction in the proceeds received and the carrying value.

On October 17, 2018, the Company issued 10,000 shares of Series A-1 Preferred Stock (Series A-1 Preferred) at a price of $0.75 per share for proceeds of $8. The Company also issued 10,000 shares of Series B-1 Preferred Stock (Series B-1 Preferred) at a price of $0.92 per share for proceeds of $9 on the same date.

The Company has evaluated the tranched nature of the issuance of Series A Preferred and Series B Preferred as well as the rights, preferences, and privileges of such shares and has concluded that there were no freestanding derivative instruments or any embedded derivatives requiring bifurcation.

On July 17, 2019, the Company authorized and issued 39,492,960 shares of Series C Preferred for net proceeds of $61,687. The Company has evaluated the rights, preferences and privileges of the Series C Preferred and has concluded that there were no freestanding derivative investments or any embedded derivatives requiring bifurcation.

9. Non-controlling Interest

In 2018, the Company issued shares of preferred stock in its subsidiary, Frequency Japan, to a Japanese investor. The Company has consolidated Frequency Japan in the consolidated financial statements and has recorded the proceeds received for the sale of the preferred stock in Frequency Japan as a non-controlling interest in the temporary equity section of the consolidated balance sheets as of December 31, 2018. The liquidation preference of the shares of preferred stock equaled the purchase price of such shares.

The Frequency Japan preferred stock held by such investor was convertible, at the option of the holder, into 673,605 shares of Company common stock, adjustable for certain dilutive events, upon an initial public offering of Company common stock, a Company liquidation or upon a 70% vote of the holders of the Preferred Stock. The preferred shares also had a liquidation preference equal to the amount paid for the shares. The Company had the option to acquire the preferred shares of Frequency Japan under certain circumstances and the holder of such preferred shares had the right to require the Company to purchase such shares under certain circumstances, primarily a merger or liquidation.

In connection with this sale of the preferred stock in Frequency Japan, FT-FJ Investment, LLC (FT-FJ), a Delaware limited liability company controlled by the Company, purchased 10,000 shares of the Company’s Series A-1 Preferred Stock and 10,000 shares of the Company’s Series B-1 Preferred Stock. FT-FJ also granted to the Japanese investor an irrevocable proxy to vote the shares of Series A-1 and Series B-1 Preferred Stock held by FT-FJ. Each share of Series A-1 Preferred had 236 times the voting power of one share of common stock and each share of Series B-1 Preferred Stock has 217 times the voting power of one share of common stock.

On August 20, 2019, the Company, Frequency Japan, the Japanese investor, and FT-FJ entered into an agreement pursuant to which, contingent upon the closing of an initial public offering of the Company’s common stock: (i) the Japanese investor agreed to convert its shares of preferred stock held in Frequency Japan and to terminate its proxy over the shares of Series A-1 and B-1 Preferred Stock held by FT-FJ and (ii) FT-FJ agreed to forfeit its shares of Series A-1 and Series B-1 Preferred Stock. The shares were converted into common stock and the Series A-1 and B-1 preferred shares were forfeited in conjunction with the IPO.

10. Stockholders’ deficit

Common stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock of which 30,844,507 were issued and outstanding as of December 31, 2019. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

On September 20, 2019, the Company effected a 1-for-6.7355 reverse stock split of its common stock. The par value of the common stock was not adjusted as a result of the reverse stock split and the authorized capital was amended to 100,000,000 shares of common stock and 148,724,922 shares of $0.001 par value preferred stock. The reverse stock split resulted in an adjustment to the Series A Preferred, Series B Preferred and Series C Preferred conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

The Company has reserved the following shares of common stock for future issuance as of December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Series A Preferred conversion	—	9,283,425	9,283,425
Conversion of Frequency Japan preferred stock	—	673,605	—
Series B Preferred conversion	—	6,214,387	—
Stock options outstanding	5,968,672	2,089,334	985,521
Shares available for future grant under stock option plan	1,859,654	1,028,096	646,871
	7,828,326	19,288,847	10,915,817

11. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of December 31, 2019, there were no shares of common stock available for future grants under the 2014 Plan.

On September 17, 2019, the Company’s board of directors and on September 19, 2019, its stockholders approved and adopted the 2019 Incentive Award Plan (“the “2019 Plan”) which became effective on the day prior to the IPO.  Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock and cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries.  A total of 3,100,000 shares of common stock were approved to be initially reserved for issuance under the 2019 plan.  The number of shares under the 2014 Plan subject to outstanding awards as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan.  In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by the amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31, of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

All stock option grants are non-statutory stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant, as determined in good faith by the Board of Directors at its sole discretion. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Vesting periods are generally four years and are determined by the Board of Directors. Stock options become exercisable as they vest. Options granted under the 2014 Plan and the 2019 Plan expire no more than ten years from the date of grant.

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan are as follows:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	2019 Plan	price	(in years)	value	2014 Plan	price	(in years)	value
Outstanding as of December 31, 2017	—	$—	—		985,520	$0.54	—	—
Granted	—	—	—		1,436,734	0.67	—	—
Exercised	—	—	—		(126,253)	0.54	—	—
Forfeited	—	—	—		(206,667)	0.54	—	—
Outstanding as of December 31, 2018	—	—	—		2,089,334	0.61	—	—
Granted	1,247,338	14.09	—		3,015,381	4.17	—	—
Exercised	—	—	—		(357,170)	1.02	—	—
Forfeited	—	—	—		(26,211)	1.09	—	—
Outstanding as of December 31, 2019	1,247,338	$14.09	9.76	$4,287	4,721,334	$2.85	8.89	$65,051
Options exercisable as of December 31, 2019	49,433	$14.01	9.75	$174	1,866,700	$2.07	8.71	$26,034
Options unvested as of December 31, 2019	1,197,905			$4,113	2,854,634			$39,017

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	December 31,
	2019	2018	2017
Risk-free interest rate	2.0%	2.8%	2.1%-2.2%
Expected term (in years)	5.9	5.7	6.0-7.0
Expected volatility	79.4%	81.1%	79.0%
Expected dividend yield	0.0%	0.0%	0.0%

Risk-Fee Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Term:  The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term.

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock.  The Company will continue to apply this process until a sufficient amount of historical information regarding volatility of its own stock price options becomes available.

Expected Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future.  Therefore, the expected dividend yield was zero.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. During the years ended December 31, 2019 and 2018, 357,170 and 126,253 shares were exercised, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $5,896 and $149 respectively.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2019, 2018 and 2017 was $4.05, $0.47 and $.041, respectively.

The total grant date fair value of options vested during the years ended December 31, 2019 and 2018 was $2,990 and $244, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of December 31, 2019 and 2018 is presented below:

	Number of shares	Weighted average fair value
Outstanding as of December 31, 2017	1,658,459	$0.27
Granted	7,423	1.75
Issued	(5,336)	0.07
Repurchased	(3,201)	0.07
Outstanding as of December 31, 2018	1,657,345	0.28
Granted	—	—
Issued	—	—
Repurchased	—	—
Outstanding as of December 31, 2019	1,657,345	0.28
Vested during period	275,243	0.26
Unvested as of December 31, 2019	70,366	$0.36

The Company repurchased 3,201 shares of restricted stock forfeited by a former employee in 2018. The total value of restricted stock awards that vested during the years ended December 31, 2019 and 2018, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting was $73 and $81, respectively.

Stock-based compensation

Stock-based compensation expense of $3,609 and $455 for the years ended December 31, 2019 and 2018 respectively, is included in research and development and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

As of December 31, 2019 and 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $13,820 and $717, respectively. This amount is expected to be recognized over a weighted-average period of 2.76 years and 2.76 years, respectively.

12. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee stock Purchase Plan (the “ESPP”) which became effective on the date of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 315,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares were issued under the ESPP at December 31, 2019.

13. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $50,199 and Massachusetts state operating loss carryforwards of approximately $41,242 which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22,400 available to reduce future taxable income through 2037 and approximately $27,779 which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2039. As of December 31, 2019, the Company also had federal and Massachusetts research and development tax credit carryforwards of $701 and $533, respectively, which are available to offset federal and state tax liabilities through 2039 and 2034, respectively.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions. These ownership changes may limit the number of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed several financings and has conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and has determined that an ownership change did occur in March 2017. Accordingly, utilization of $12,400 of the U.S. net operating loss carryforwards which were incurred prior to March 2017 (pre-ownership change) is limited under Section 382. After the Section 382 limitations, the Company may utilize approximately $10,800 of its pre-ownership change net operating loss carryforwards based upon an annual usage of approximately $1,600 for each of the next five years after the ownership change and approximately $180 for each of the 15 years thereafter. The remaining pre-ownership change net operating losses of approximately $1,600 were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership.  Additionally, the Company has determined an ownership changed occurred in October of 2019 as a result of the IPO.  Accordingly, utilization of approximately $46,123 of the U.S. net operating loss carryforwards incurred prior to October 2019 is also limited under Section 382.  The Company has determined it will be able to utilize the entire $46,123 of its pre-ownership change net operating loss carryforwards based upon the limitations calculated from the October 2019 ownership change. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2019 and 2018 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of approximately $16,204 and $12,229 as of December 31, 2019 and 2018 has been established.

The Company has no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment were required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statements of operations if an adjustment were required. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2019 and 2018.

The Company files income tax returns in the U.S. and Massachusetts. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
U.S federal statutory income tax rate	21.0%	21.0%	34.0%
Impact of federal rate change	—	—	(13.0)
Permanent differences	(2.8)	(0.4)	(5.0)
State income taxes, net of federal benefit	4.0	4.8	6.3
Research and development tax credits	1.8	2.9	3.6
Other items	(1.0)	(2.0)	—
Change in deferred tax asset valuation allowance	(23.0)	(26.3)	(25.9)
Effective income tax rate	—%	—%	—%

The Company’s deferred tax assets at December 31, 2019 and 2018 consist of the following:

	2019	2018
Net operating loss carryforwards	$13,253	$10,710
Research and development tax credits	1,138	1,014
Intangibles	358	256
Stock compensation	686	68
Accrued expenses	48	22
Deferred revenue	496	—
Other	189	210
Fixed assets	36	(51)
Total deferred tax asset	16,204	12,229
Valuation allowance	(16,204)	(12,229)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act was signed into United States law. The Tax Cuts and Jobs Act includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal tax rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as a limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction in the gross amount of our deferred tax assets and liabilities recorded as of December 31, 2017, and a corresponding reduction in our valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the Tax Cuts and Jobs Act.

14. Research and license agreements

Massachusetts Institute of Technology

In December 2016, the Company entered into an exclusive patent license agreement (MIT License Agreement), with the Massachusetts Institute of Technology, (MIT), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products (Licensed Products) and to develop and perform processes (Licensed Processes) which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. The Company also has the right to grant sublicenses of its rights under the MIT License Agreement.

The Company is required to use diligent efforts to develop and commercialize the Licensed Products or Processes, and to make such products or processes reasonably available to the public and to spend certain minimum amounts on research and development of Licensed Products and/or Processes each year until the first commercial sale of a Licensed Product and/or a first commercial performance of a Licensed Process. The Company is also subject to certain development obligations with regards to a first Licensed Product. The Company has satisfied certain obligations related to preclinical studies and the filing of an IND for a first Licensed Product with its development activities related to FX-322. The Company’s future development obligations are: (i) to commence a Phase II clinical trial for such Product, (ii) to commence a Phase III clinical trial for such Product within five years of the IND filing for such product within two years of the IND filing for such product, (iii) to file a New Drug Application or equivalent with the FDA or comparable European regulatory agency for such Product within nine years of the IND filing for such product, and (iv) to make a first commercial sale of such Product within 11 years of the IND filing for such product. The Company also has certain development obligations for as second Licensed Product. In the event that the Company has failed to fulfill the development timeline obligation with respect to a second Licensed Product and fail to cure such breach within ninety (90) days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. The Company does not have the right to control prosecution of the in-licensed patent applications, and its rights to enforce the in-licensed patents are subject to certain limitations.

Upon entering into the MIT License Agreement, the Company paid a $50 license fee payment and issued to MIT shares of our common stock equal to 5% of total then-outstanding capital stock. The Company is required to pay certain annual license maintenance fees which may be credited to running royalties during the same calendar year, if any, and to make potential milestone payments up to $2,900 on each Licensed Product or Licensed Process. In addition, The Company is required to pay a low single-digit royalty on Licensed Products and Licensed Processes and a low-twenties royalty on sublicense revenues. In the year ended December 31, 2019 the Company paid MIT a royalty of $16,000 related to the upfront payment received from Astellas, see Note 15.

The MIT License Agreement will remain effect until the expiration or abandonment of all issued patents and filed patent applications licensed thereunder remain in effect, unless terminated earlier. The Company has the right to terminate for any reason upon a 3-month prior written notice. MIT shall have the right to terminate if the Company ceases to carry on any business related to the MIT License Agreement. MIT may terminate the MIT License Agreement for the Company’s material breach uncured within ninety (90) days (or thirty (30) days in the case of nonpayment). MIT may also terminate the MIT License Agreement if the Company or our affiliates commence any action against MIT to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or non-infringed (a patent challenge), or if our sublicensee commences such actions and the Company does not terminate such sublicense within thirty (30) days after MIT’s demand. MIT has the right to increase all payments due, instead of terminating the MIT License Agreement in the case of a patent challenge.

In May 2019, the Company entered into an amendment with MIT, updating the diligence milestones for a second Licensed Product.

California Institute for Biomedical Research

In September 2018, the Company entered into a license agreement, (CALIBR License Agreement), with the California Institute for Biomedical Research, (CALIBR), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products (CALIBR Licensed Products) which incorporate the licensed technology for the treatment of multiple sclerosis. The Company also have the right to grant sublicenses of our rights under the CALIBR License Agreement. CALIBR reserves the right to use for itself and the right to grant non-exclusive licenses to other nonprofit or academic institutions, for any internal research and educational purposes.

The Company is required to use commercially reasonable efforts to develop, manufacture, and sell at least one Licensed Product and does not have the right to control prosecution of the in-licensed patent applications, and to enforce the in-licensed patents are subject to certain limitations. The Company is also subject to certain milestone timeline obligations to: (i) submit an IND (or equivalent) for a CALIBR Licensed Product by the 30th month after the effective date of the CALIBR License Agreement, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR Licensed Product by the fourth anniversary of the effective date of the CALIBR License Agreement, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR Licensed Product by the sixth anniversary of the effective date of the CALIBR License Agreement.

Upon entering into the CALIBR License Agreement, the Company made a $1,000 license fee payment and are required to make milestone payments up to $26,000 for each Category of CALIBR Licensed Products (Category 1 means any CALIBR Licensed Products containing a compound that modulates any muscarinic receptor and Category 2 means any CALIBR Licensed Products not included in Category 1 that could differentiate oligodendrocyte precursors) . The Company is also required to pay a middle single-digit royalty on CALIBR Licensed Products and a royalty on sublicense revenues ranging from low-teen percentage to 50%.

The CALIBR License Agreement shall continue in effect until expiration of all Company obligations to pay royalties. Royalties shall be payable on a country-by-country and CALIBR Licensed Product-by-CALIBR Licensed Product basis upon the later of (1) the expiration or abandonment of all valid claims of the licensed patent rights in such country and (2) ten years from the first commercial sale of each CALIBR Licensed Product. The Company may terminate the CALIBR License Agreement at will upon a 30-day prior written notice. The Company may also elect to terminate its license to one or more licensed patents in any or all jurisdictions by giving ninety (90) days’ prior written notice to CALIBR. CALIBR may terminate the CALIBR License Agreement for material breach uncured within thirty (30) days. CALIBR has the right to terminate or reduce the license to a non-exclusive license if the Company fails to use diligent efforts to develop and commercially exploit CALIBR Licensed Products.

Massachusetts Eye and Ear Infirmary

In February 2019, the Company entered into an Non-Exclusive Patent License Agreement (MEEI License Agreement) with the Massachusetts Eye and Ear Infirmary (MEEI) under which it received a non-exclusive, non-sublicensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes which incorporate the licensed technology for the treatment or prevention of hearing loss.

The Company is required to use diligent efforts to develop and commercialize the licensed products and MEEI has control over the filing, prosecution, enforcement and defense of any licensed patent rights. The Company is also subject to milestone timeline obligations to dose a first patient in a Phase II trial by December 31, 2020 and to dose a first patient in a Phase III trial by December 31, 2024.

Upon entering into the MEEI License Agreement, the Company made a $20 license fee payment and is required to pay certain annual license maintenance fees until the first commercial sale and a minimum annual royalty payment after the first commercial sale.

The Company is also required to make milestone payments up to $350 on each product or process which incorporates the licensed patent rights and pay a low single-digit royalty on products and processes that incorporate the licensed patent rights.

The MEEI License Agreement shall remain in effect until all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned, unless terminated earlier. The Company has the right to terminate the MEEI License Agreement at will by giving thirty (30) business days advance written notice to MEEI. MEEI has the right to terminate the MEEI License Agreement if the Company fails to make any payment due within thirty (30) business days after MEEI notifies the Company of such failure. MEEI shall have the right to terminate if the Company fails to maintain the required insurance. MEEI shall also have the right to terminate the MEEI License Agreement upon forty-five (45) business days written notice if the Company becomes insolvent. MEEI has the right to terminate for any other default not cured within sixty (60) business days written notice. MEEI also has the right to terminate if the Company or its affiliates challenge the validity of the licensed patent rights.

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement ( the “Cambridge License”) with Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge) (“Cambridge”) under which we received an executive worldwide royalty-bearing license to certain patent rights to make, have made, sell, offer to sell and import products, or the (the “Cambridge License Product”) which incorporate licensed technology for the treatment of demyelinating diseases.  We also have the right to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

We have agreed to use diligent and good faith efforts to develop and commercially exploit at least one Cambridge Licensed Product.  Upon entering into the Cambridge License, we made a $50 license fee payment.  We are obligated to pay an annual license fee of $50. We are also obligated to make milestone payments up to $10.5 million on each Cambridge License Product.  In addition, we have agreed to pay a low single-digit royalty on products that incorporate the licensed patent rights, subject to offset in certain circumstances.

The Cambridge License continues in effect on a country-by-country basis until the expiration or revocation, without right of further appeal, of all licensed issued patents and filed patent applications, unless terminated earlier.  We have the right to terminate for any reason upon 90 days’ prior to written notice.  Each party has the right to terminate immediately if the other party ceases to carry on its business.  Either party may also terminate the Cambridge License for material breach if such breach remains uncured for 30 days.  Cambridge may also terminate the Cambridge License if we fail to diligently develop and commercially exploit at least one Cambridge Licensed Product or we or our affiliates or sub-licenses commence any action against Cambridge to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or not infringed.

Department of Defense

In June 2018, the Company received a grant (the Grant) from the Department of Defense (DoD) under which the Company is receiving funding to further the Company’s research and development of a therapeutic drug to treat hearing loss. The Company is receiving funding of $1,596 over two years from the date of the Grant. The Company has determined that the DoD is not considered a customer under ASC Topic 606, therefore funding received from the DoD under the Grant is recorded as a reduction of research and development expenses. The Company has recorded $845 and $428 as a reduction in research and development expenses for the years ended December 31, 2019 and 2018, respectively.

15. Collaboration agreement

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments up to $230.0 million and commercialization milestones of up to $315.0 million. Specifically, the Company would receive development milestone payments of $65.0. million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively.  If the Astellas Licensed Products are successfully commercialized, the Company would be eligible for up to $315.0 million in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

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

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company has determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and will continue until the completion of the Phase 2a clinical trial of FX-322. The transaction price of $80.0 million has been allocated to the single combined performance obligation and will be recognized over such period. Management has analyzed the progress of the Phase 2a clinical trial and has estimated the completion date of such trial and the total costs it expects to incur in performing the trial and is recognizing the $80.0 million upfront fee as revenue over the period from July 2019 until the estimated completion date using the input method. The Company regularly assesses its estimates and to the extent that facts and circumstances dictate, the Company revises its estimates of total cost or completion date and accounts for such change on a prospective basis. The estimated completion date of the Phase 2a clinical trial as of December 31, 2019 has changed from the date used for accounting purposes as of September 30, 2019.  The Company was required to pay MIT a royalty of $16.0 million on the $80.0 million of sublicense revenues. The $16.0 million royalty was expensed in the third quarter of 2019.

The $80.0 million upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the year ended December 31, 2019, the Company recorded $28.9 million of revenue under the Astellas Agreement which included $16.0 million related to the royalty payment to MI0T and $12.9 million based upon the application of the input method to the remaining $64.0 million to be recognized over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statement of operations during the development period. In the year ended December 31, 2019, the Company received $186 from Astellas for joint costs.

16. Commitments and contingencies

Operating leases

In 2016, the Company and a related third party (see Note 18) entered into a five-year operating lease for the Company’s primary office and laboratory space in Woburn, Massachusetts. In February 2020, the Company entered into a new lease for its office and laboratory space with the same landlord in Woburn, Massachusetts.  The new lease includes additional office space and is for a five-year period.  The Company intends to sublease this facility at the time it moves into its new facility discussed below. The Company also leases a laboratory facility in Connecticut under an operating lease which expires in 2019. Rent expense was $269 and $271 for the years ended December 31, 2019 and 2018, respectively.

On January 7, 2020 the Company entered into an indenture of lease (the “Lexington Lease”) with HCP/KING 75Hayden LLC,(the “Landlord”), for the lease of approximately 61,307 square feet of rentable area in Lexington, Massachusetts or (the “Lexington Premises”).  The commencement date of the Lexington Lease is expected to be on or about December 1, 2020, (the “Commencement Date”).  The Company expects to use the Lexington Premises as its new principal executive offices and as a laboratory for research and development, and other related uses.  The term of the Lexington Lease, (the “ Initial Term”), is ten years from the rent commencement date (which is five months following the Commitment Date) and the Initial Term is expected to end on April 30, 2031 (assuming a December 1, 2020 Commencement Date).  We also have the option to extend the Initial Term for two additional terms of five years each.

The minimum aggregate future operating lease commitments for the leases noted above are as follows:

Minimum lease commitments
2020	$504
2021	3,613
2022	4,741
2023	4,883
2024	5,034
thereafter	35,596
Total	$54,371

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. As of December 31, 2019, the Company has committed to total payments of $705 over twelve months beginning in October 2019.  We also enter into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Guarantees

The Company has identified the guarantees described below as disclosable, in accordance with ASC 460, Guarantees.

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that should limit its exposure and enable it to recover a portion of any future amounts paid.

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

The Company leases office space under a five-year noncancelable operating lease. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of December 31, 2019, 2018 and 2017, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

17. Employee benefit plan

Employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (the “401(k) Plan”). Participants may contribute up to 90% of their annual compensation to the 401(k) Plan, subject to statutory limitations. The 401(k) Plan has a Safe Harbor Match of 100% of the first 5% and vests 100% at time of match.

18. Related party transactions

          The Company’s lease for its Woburn, Massachusetts facility, see Note 16, is with an entity affiliated with one of the Company’s directors and shareholders.

19. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through March 26, 2020, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows;

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, it is reasonably possible that estimates made in the consolidated financial statements, including the estimated time and costs necessary to complete our performance obligations under the Astellas Agreement, will be materially and adversely impacted in the near term as a result of these conditions.

20. Selected Quarterly Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)
Total revenue	$—	$—	$24,238	$4,709	$28,947
Total expenses	5,826	6,852	24,813	10,202	47,693
Net loss	(5,826)	(6,852)	(575)	(5,493)	(18,746)
Cumulative series C convertible preferred stock dividends	—	—	(1,014)	(40)	(1,054)
Net loss attributable to common stockholders	(5,826)	(6,852)	(1,589)	(5,533)	(19,800)
Net loss per share attributable to common shareholders - basic and diluted	$(3.24)	$(3.42)	$(0.73)	$(0.19)	$(2.29)

	2018
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)
Total revenue	$—	$—	$—	$—	$—
Total expenses	4,149	4,436	5,136	5,447	19,168
Net loss	(4,149)	(4,436)	(5,136)	(5,447)	(19,168)
Cumulative series C convertible preferred stock dividends	—	—	—	—	—
Net loss attributable to common stockholders	(4,149)	(4,436)	(5,136)	(5,447)	(19,168)
Net loss per share attributable to common shareholders - basic and diluted	$(3.03)	$(3.01)	$(3.26)	$(3.23)	$(12.53)