Form 10-Q
period 2020-03-31
Frequency Therapeutics, Inc.
filed 2020-05-14
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(866) 389-1970

(Registrant’s telephone number, including area code )

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

As of April 30, 2020, the registrant had 31,013,094 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the impact of the novel coronavirus, COVID-19, on our ongoing and planned clinical trials, our research development and manufacturing activities, the relocation of our offices and laboratory facilities and our business and financial markets;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$203,090	$200,158
Short-term marketable securities	3,023	17,197
Prepaid expenses and other current assets	3,828	4,000
Total current assets	209,941	221,355
Property and equipment, net	1,889	1,762
Operating lease - right-of-use	2,088	—
Restricted cash	1,803	101
Total assets	$215,721	$223,218
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,651	$1,219
Accrued expenses	1,992	3,239
Deferred revenue	38,674	48,152
Operating lease liability - right-of-use	411	—
Other current liabilities	—	170
Total current liabilities	43,728	52,780
Deferred revenue, net of current portion	5,114	2,900
Operating lease liability - right of use, net of current portion	2,030	—
Long-term liabilities	—	180
Total liabilities	50,872	55,860
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 165,000,000 shares authorized, 31,009,250 and 30,844,507 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	238,634	236,161
Accumulated other comprehensive income	(15)	54
Accumulated deficit	(73,801)	(68,888)
Total stockholders’ equity	164,849	167,358
Total liabilities and stockholders’ equity	$215,721	$223,218

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March, 31
	2020	2019
Revenue	$7,264	$—
Operating expenses:
Research and development	6,670	3,446
General and administrative	6,249	2,470
Total operating expenses	12,919	5,916
Loss from operations	(5,655)	(5,916)
Interest income	710	99
Realized gain on investments	69	—
Foreign exchange gain (loss)	1	(9)
Loss before income taxes	(4,875)	(5,826)
Income taxes	(38)	—
Net loss	$(4,913)	$(5,826)
Net loss per share attributable to common stockholders-basic and diluted	$(0.16)	$(3.24)
Weighted-average shares of common stock outstanding-basic and diluted	30,868,220	1,797,986

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,913)	$(5,826)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(69)	70
Total comprehensive gain (loss)	(69)	70
Comprehensive loss	$(4,982)	$(5,756)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands, except share and per share amounts)

	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated Other Comprehensive Income	Accumu- lated deficit	Total Stock- holders’ equity
Balance, December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,164	—	—	2,164
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	164,743	—	309	—	—	309
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,913)	(4,913)
Balance, March 31, 2020	—	$—	—	$—	—	$—	—	$—	$—	31,009,250	$31	$238,634	$(15)	$(73,801)	$164,849

Balance, December 31, 2018	41,857,005	$38,224	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,084,710	$2	$804	$—	$(49,088)	$(48,282)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	49	—	—	49
Issuance of Series B convertible preferred stock	288,991	266	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	131,488	—	76	—	—	76
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,826)	(5,826)
Balance, March 31, 2019	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,216,198	$2	$929	$70	$(54,914)	$(53,913)

See accompanying notes

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,913)	$(5,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,164	49
Depreciation expense	215	167
Non-cash lease expense	75	—
Deferred lease incentives	—	(39)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	247	(112)
Accounts payable	1,432	94
Deferred revenue	(7,264)	—
Accrued expenses	(1,319)	(483)
Net cash used in operating activities	(9,363)	(6,150)
Cash flows from investing activities:
Purchases of property and equipment	(343)	(459)
Purchase of available for sale securities	—	(34,882)
Redemption of available for sale securities	14,031	—
Net cash provided by (used in) investing activities	13,688	(35,341)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	266
Proceeds from issuance of common stock	309	76
Net cash provided by financing activities	309	342
Net increase (decrease) in cash, cash equivalents and short-term investments	4,634	(41,149)
Cash, cash equivalents, short-term investments and restricted cash at beginning of period	200,259	42,290
Cash, cash equivalents, short-term investments, and restricted cash at end of period	$204,893	$1,141
Non-cash items
Right-of-use assets in exchange for lease liabilities	$(2,163)	$—

See accompanying notes

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, it is reasonably possible that estimates made in the consolidated financial statements, including the estimated time and costs necessary to complete our performance obligations under the Astellas Agreement, will be materially and adversely impacted in the near term as a result of these conditions.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of March 31, 2020, the Company had an accumulated deficit of $73,801. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the financial statements were available to be issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation, Frequency Therapeutics PTY, LTD and Frequency Japan. All intercompany transactions and balances have been eliminated.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2020 and the consolidated statements of operations, the consolidated statement of comprehensive loss, the consolidated statements of convertible preferred stock, and stockholders’ deficit and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Form 10K.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

Comprehensive income (loss)

Components of comprehensive income or loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three months ended March 31, 2020 and 2019 consists of unrealized gain (loss) on marketable securities.

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

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the three months ended March 31, 2020 and 2019 the Company recorded  $1 and ($9) of foreign currency exchange gains (losses), respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at March 31, 2020 and December 31, 2019 consists entirely of cash held in banks and money market funds.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Short-term marketable debt securities

Short-term marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

Short-term marketable securities at March 31, 2020 and December 31, 2019 consist of investment in U.S. Treasury Securities.

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

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The carrying values of other current assets, accounts payable, accrued expenses, and deferred revenue approximate their fair values due to the short-term nature of these assets and liabilities.

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the three months ended March 31, 2020 and 2019.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Leases

The Company elected to early adopt ASC 842 as of January 1, 2020 and elected the transition method under ASU 2016-02 whereby the Company records a right-to-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The Company also elected to apply the practical expedients intended to ease transition.  Accordingly, the Company has only applied ASC 842 to leases existing at January 1, 2020. The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-issue (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The ROU asset also includes any lease payments made at or before the lease commencement date and excludes lease incentives received. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirements of ASC 842 for short-term leases, which is defined as a lease that, at the lease commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For real estate lease agreements entered into or modified after the adoption of ASC 842 that include lease and non-lease components, the Company has elected to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (“Astellas”), as further described in Note 11 of notes to unaudited consolidated financial statements.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At March 31, 2020 and December 31, 2019, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 10).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2020 and 2019 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2020 and 2019.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2020	2019
Numerator:
Net loss	$(4,913)	$(5,826)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	30,868,220	1,797,986
Net loss per share attributable to common stockholders-basic and diluted	$(0.16)	$(3.24)

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2020	2019
Unvested restricted Common Stock	5,600	225,951
Series B Preferred (as converted to common stock)	—	6,257,293
Series A Preferred (as converted to common stock)	—	9,283,425
Conversion of Frequency Japan preferred stock	—	673,605
Outstanding stock options (as converted to common stock)	6,908,115	1,938,656
Total	6,913,715	18,378,930

Recently adopted accounting pronouncements

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

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company adopted the standard on January 1, 2020 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842. As a result of the adoption of ASC 842, the Company recorded $1.2 million of ROU assets and a total of $1.5 million of lease liabilities on the consolidated balance sheets as of January 1, 2020. In addition, in the first quarter of 2020 the Company expanded and amended the lease for its Woburn, Massachusetts facility and increased the ROU asset and lease liability by $1.0 million and $1.0 million respectively. As disclosed in Note 16, the Company has entered into a lease for a facility in Lexington Massachusetts which has an estimated commencement date of December 1, 2020. In accordance with ASU No. 2016-02, the Company will recognize a right-of-use asset and related lease liability at such time.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amended certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's statements of operations. Prior to adoption of ASU 2016-01, companies recognized changes in fair value in accumulated other comprehensive income (loss), net. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. In addition, a valuation allowance should be evaluated on deferred tax assets related to available- for-sale debt securities in combination with other deferred tax assets. The Company adopted this new standard on January 1, 2020, using the modified retrospective method, and determined that it did not have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.  This standard will become effective for the Company on January 1, 2023.  The Company is still evaluating the impact of this standard on its consolidated financial statements.

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2020 and December 31, 2019 are summarized as follows:

		March 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$202,196	$(17)	$202,179
U.S. Government treasury securities	Level 1	3,020	2	3,023
		$205,216	$(15)	$205,202

		December 31, 2019
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$200,131	$(12)	$200,119
U.S. Government treasury securities	Level 1	17,131	66	17,197
		$217,262	$54	$217,316

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

4. Prepaid expenses

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2020	2019
Research and development expenses	1,564	801
Insurance	1,421	2,132
Grant receivable	246	805
Other	597	262
Total	$3,828	$4,000

5. Property and equipment

Property and equipment include the following:

	March 31,	December 31,
	2020	2019
Lab equipment	$1,977	$1,846
Computer equipment	12	12
Furniture and office equipment	245	245
Software	237	—
Leasehold improvements	1,419	1,419
Construction in progress	280	306
Total	4,170	3,828
Accumulated depreciation	(2,281)	(2,066)
Property and equipment, net	$1,889	$1,762

The Company recognized $215 and $167 of depreciation expense for the three months ended March 31, 2020 and 2019, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Payroll and employee related expenses	$1,218	$2,686
Professional fees	506	435
Third-party research and development expenses	243	118
Taxes	25	—
Total	$1,992	$3,239

7. Stockholders’ equity

Authorized capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of March 31, 2020. There were 31,009,250 and 30,844,507 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

The Company has reserved the following shares of common stock for future issuance as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Stock options outstanding	6,908,115	5,968,672
Shares available for future grant under stock option plan	1,989,248	1,859,654
	8,897,363	7,828,326

8. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of March 31, 2020, there were no shares of common stock available for future grants under the 2014 Plan.

On September 17, 2019, the Company’s board of directors and on September 19, 2019, its stockholders approved and adopted the 2019 Incentive Award Plan (“the “2019 Plan”) which became effective on the day prior to the IPO.  Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock and cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries.  A total of 3,100,000 shares of common stock were approved to be initially reserved for issuance under the 2019 plan.  The number of shares under the 2014 Plan subject to outstanding awards as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan.  In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by the amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31, of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. On January 1, 2020, the Company increased the shares eligible under the 2019 Plan by 1,233,780 shares to a total of 4,333,780.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan for the three months ended March 31, 2020 are as follows:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	2019 Plan	price	(in years)	value	2014 Plan	price	(in years)	value
Outstanding as of December 31, 2019	1,247,338	$14.09	—		4,721,334	$2.85	—	—
Granted	1,106,536	23.85	—		—	—	—	—
Exercised	—	—	—		(164,743)	1.88	—	—
Forfeited	—	—	—		(2,350)	2.14	—	—
Outstanding as of March 31, 2020	2,353,874	$18.68	9.69	$4,639	4,554,241	$2.89	8.67	$67,935
Options exercisable as of March 31, 2020	158,890	$16.16	9.60	$471	1,991,772	$2.11	8.50	$31,271
Options unvested as of March 31, 2020	2,194,984			$4,168	2,562,469			$36,663

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

March 31,
2020
Risk-free interest rate	1.5%
Expected term (in years)	6.0
Expected volatility	78.7%
Expected dividend yield	0.0%

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. During the three months ended March 31, 2020 and 2019, 164,743 and 131,485 shares were exercised, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $3,216 and $154, respectively.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2020 and 2019 was $16.18 and nil, respectively.

The total grant date fair value of options vested during the three months ended March 31, 2020 and 2019 was $1,506 and $73, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of March 31, 2020 is presented below:

	Number of shares	Weighted average fair value
Outstanding as of December 31, 2019	1,657,345	0.28
Granted	—	—
Issued	—	—
Repurchased	—	—
Outstanding as of March 31, 2020	1,657,345	0.28
Vested during period	64,766	0.26
Unvested as of March 31, 2020	5,600	$1.51

The total value of restricted stock awards that vested during the three months ended March 31, 2020 and 2019, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting was $17 and $11, respectively.

Stock-based compensation

Stock-based compensation expense of $2,164 and $49 for the three months ended March 31, 2020 and 2019 respectively, is included in research and development and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $30,028. This amount is expected to be recognized over a weighted-average period of 3.58 years.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

9. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee stock Purchase Plan (the “ESPP”) which became effective on the date of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 315,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares have been issued under the ESPP at March 31, 2020.

10. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

The income tax expense for the three months ended March 31, 2020 represents taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

11. Collaboration agreement

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The $80.0 million upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the three months ended March 31, 2020 and since entering into the Astellas Agreement, the Company recorded $7,264 and $36,211, respectively, of revenue under the Astellas Agreement based upon the application of the input method over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statement of operations during the development period. In the three months ended March 31, 2020 and the year ended December 31, 2019, the Company received $344 and $186 from Astellas for joint costs.

12. Commitments and contingencies

Leases

In December 2016, the Company entered into a lease for laboratory, office and storage facilities in Woburn, Massachusetts with ARE-MA Region No. 20, LLC, an entity affiliated with Alexandria. Joel S. Marcus, a member of the board of directors, is executive chairman of Alexandria. The lease was extended in November 2019 and expires in February 2025. Additionally, the Company amended the lease in November 2019 to add additional laboratory and office space. The commencement date of the additional space occurred under ASC 842 in February 2020 and expires in February 2025. The lease agreement includes an option to extend the lease for an additional five years. The optional period has not been included in the determination of the lease term as the Company is not reasonably certain that it would exercise any such option. The lease agreement includes escalating rental payments and operating expense charges. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2020, the Company has $2,088 of operating lease ROU assets, and $411 and $2,030 of current and non-current lease liabilities, respectively, recorded on the consolidated balance sheets. For the three months ended March 31, 2020, the Company recorded $107 of operating lease cost, $93 of variable lease cost, and $30 of short-term lease cost. The lease expense for the three months ended March 31, 2020 is $138. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 is $72.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

In the first quarter of 2020, the Company entered into an agreement to lease building space in Lexington, Massachusetts, which had not yet commenced as of March 31, 2020. The lease will have total minimum lease payments of approximately $47 million over an initial term of 10 years. This lease is expected to commence on December 1, 2020 but may commence earlier if the lessor makes the space available for use earlier than scheduled.

Other information	March 31, 2020
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate (1)	6.0%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheets as of March 31, 2020.

2020 (excluding the three months ended March 31, 2020)	$406
2021	556
2022	572
2023	590
2024	608
2025	88
Total minimum lease payments	2,820
Less: amount of lease payments representing interest	(379)
Present value of future lease payments	2,441
Less: current lease liabilities	(411)
Noncurrent lease liabilities	$2,030

Future aggregate minimum payments under noncancelable operating leases as of March 31, 2020 are as follows:

2020	$426
2021	3,274
2022	4,731
2023	4,873
2024	5,020
2025 and beyond	31,259
Total minimum lease payments	$49,583

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. As of March 31, 2020, the Company has committed to total payments of $705 over twelve months beginning in October 2019.  We also enter into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

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

As of March 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

13. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through May 13, 2020, the date which the unaudited consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

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

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, and clarity of sounds, and FX-322 was observed to be well-tolerated. We commenced dosing of a Phase 2a clinical trial of FX-322 in patients with SNHL in October 2019. While we continue to enroll and dose patients in the trial and have recently activated new clinical trial sites, we continue to observe an impact on the Phase 2a clinical trial from the COVID-19 pandemic as a number of clinical trial sites have informed us that they have temporarily halted enrollment in the trial. We expect that the effects of the COVID-19 pandemic may further result in other clinical trial sites being similarly affected for an unknown period of time, slowing or temporarily halting patient enrollment and potentially impacting patient retention. However, principal investigators have reported that patients currently enrolled in the clinical trial have remained enrolled and that sites continue to be able to follow the study protocol.  We are continuing to evaluate the anticipated timing for reporting of top-line data from the Phase 2a clinical trial.

We also recently announced top-line data from an exploratory clinical study in Germany that we believe demonstrates that FX-322 effectively reached the cochlea at levels predicted, based on computer models, to be therapeutically active. Results from the exploratory study, conducted in Germany, showed measurable concentrations of FX-322 in every patient and that anatomical factors did not prevent FX-322 from reaching the cochlea. The study results were based on analyzing samples of cochlear fluid, known as perilymph, taken intraoperatively from patients undergoing cochlear implant surgery. A total of seven patients received a single intratympanic injection of FX-322, enabling researchers to directly measure the level of FX-322 in perilymph, which is not otherwise feasible in inner-ear studies because accessing the cochlea involves an invasive surgical procedure. Study patients were followed for approximately 30 days after the procedure and no serious treatment related adverse events were observed. We intend to present the results from this study at an upcoming medical conference.

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

Our offices are located in states that are currently under mandated lock down orders and/or stay at home advisories related to the COVID-19 pandemic. However, in Massachusetts, biotechnology companies such as ours have been deemed essential and are exempted from such orders. At present, the majority of our employees are working from home, while certain necessary laboratory employees have periodically worked in the lab to ensure that work on essential experiments have continued. Our Farmington, CT research site, co-located with the University of Connecticut, has paused activity and this site is expected to re-open when non-essential State offices are permitted to do so. Thus, we have transitioned key experiments to the Company’s offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects.

The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause significant disruptions in the Company’s business or operations, as well as the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business. The COVID-19 pandemic may also adversely impact the Company’s clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including the Company’s ability to generate revenue.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes and of our convertible preferred stock, the IPO and the Astellas Agreement. To date, we have raised approximately $316.5 million through a combination of convertible notes, convertible preferred stock financings, the upfront payment under the Astellas Agreement, grants and the IPO. Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $4.9 million, $18.7 million and $19.2 million for the three months ended March 31, 2020, and the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $73.8 million. We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019.The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. We have recognized $7.3 million of the $80.0 million as revenue in the three months ended March 31, 2020 and $36.2 million of the 80.0 million since entering into the Astellas Agreement.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the estimated completion date of the Phase 2a clinical study. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being performed. In the three months ended March 31, 2020 and since entering into the Astellas Agreement, we recognized $7.3 million and $36.2 million, respectively, of the $80.0 million upfront fee as revenue.

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

The following table summarizes our research and development expenses by product candidate or development program for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Direct research and development expenses by product candidate:
FX-322 external development costs	$1,023	$824
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,845	1,439
Laboratory supplies	50	96
Outsourced research and development	846	580
Facility-related costs	251	198
Depreciation and amortization	118	78
Other research and development costs	537	231
Total research and development expenses	$6,670	$3,446

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we complete our Phase 2a clinical trial and initiate additional clinical trials for FX-322 and continue to discover and develop additional product candidates. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

We cannot determine with certainty the duration and costs of future clinical trials of FX-322 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval, including the impact of the COVID-19 global pandemic. The duration, costs, and timing of clinical trials and development of FX-322 and any other product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of FX-322, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic;

•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals;
•	the progress of the development efforts of parties with whom we may enter into collaboration agreements;
•	our ability to secure manufacturing supply through relationships with third parties;
•	the commercialization of our product candidates, if and when approved
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	The impact of COVID-19 on our phase 2a trial of FX-322

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of product candidates. In addition, we expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the requirements of The Nasdaq Stock Market LLC and the SEC; director and officer insurance costs; and investor and public relations costs.

Interest income

Interest income consists of interest earned on cash equivalents and short-term investments.

Realized gain on investments

Realized gain on investments represents the gain realized on our marketable securities.

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

Results of operations

Comparison of three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
			(in thousands)
Revenue	$7,264	$—	$7,264
Operating expenses:
Research and development	6,670	3,446	3,224
General and administrative	6,249	2,470	3,779
Total operating expenses	12,919	5,916	7,003
Loss from operations	(5,655)	(5,916)	261
Interest income	710	99	611
Realized gain/loss on investments	69	—	69
Foreign exchange gain	1	(9)	10
Loss before income taxes	(4,875)	(5,826)	951
Taxes	(38)	—	(38)
Net loss	$(4,913)	$(5,826)	$913

Revenue

Revenue was $7.3 million for the three months ended March 31, 2020. We had no revenue for the three months ended March 31, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided which started upon the signing of the Astellas Agreement in July 2019.

Research and development expenses

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
			(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$1,023	$824	$199
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,845	1,439	2,406
Laboratory supplies	50	96	(46)
Outsourced research and development	846	580	266
Facility-related costs	424	198	226
Depreciation and amortization	118	78	40
Other research and development costs	364	231	133
Total research and development expenses	$6,670	$3,446	$3,224

Research and development expenses for the three months ended March 31, 2020 were $6.7 million, compared to $3.4 million for the three months ended March 31, 2019. The increase of $3.3 million was primarily due to an increase of $0.2 million in FX-322 external research and development expenses and an increase of $3.0 million in platform development, early-stage research and unallocated expenses. The $1.0 million of FX-322 external development costs incurred for the three months ended March 31, 2020 consisted primarily of $1.0 million of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials. The $0.8 million of FX-322 external development costs incurred in the three months ended March 31, 2019 consisted primarily of approximately $0.2 million of consulting fees, and approximately $0.5 million related to conducting the Phase 1 clinical trial for FX-322.

Platform development, early-stage research and unallocated expenses were $5.6 million for the three months ended March 31, 2020, compared to $2.6 million for the three months ended March 31, 2019. The increase of $3.0 million was primarily due to a $0.3 million increase in outsourced research and development spending on our development programs, excluding our FX-322 program, a $2.4 million increase in employee-related costs, including $1.0 million in stock compensation expense, associated with increased headcount to support preclinical and clinical development of FX-322 and research on our PCA platform development and a $0.2 million increase in facility-related and other costs associated with the increase in research and development headcount.

General and administrative expenses

General and administrative expenses were $6.2 million for the three months ended March 31, 2020, compared to $2.5 million for the three months ended March 31, 2019. General and administrative expenses increased by $3.7 million due to an increase of $0.7 million in directors and officers insurance, $0.8 million in audit, tax and consulting fees, and $2.2 million in employee-related costs, including $1.2 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company.

Interest income

Interest income was $0.7 million for the three months ended March 31, 2020 compared to $0.1 million for the three months ended March 31, 2019, due to an increase in cash equivalents and short-term investments.

Income Taxes

Income tax expense of $38 thousand for the three months ended March 31, 2020 represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation which was incorporated and funded in the fourth quarter of 2019.

Realized gain on investments

Realized gain on investments was $69 thousand for the three months ended March 31, 2020 due to our purchasing short-term marketable securities in February 2019.

Foreign exchange gain

Foreign exchange gain was $1 thousand for the three months ended March 31, 2020 as compared to loss of $9 thousand for the three months ended March 31, 2019. The increase of $10 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, our IPO and the upfront payment under the Astellas Agreement. To date, we have raised approximately $316.5 million through a combination of convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants and our IPO. Our cash, cash equivalents and short-term investments totaled $206.1 million as of March 31, 2020.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months ended March 31,
	2020	2019
Net cash used in operating activities	$(9,363)	$(6,150)
Net cash provided by (used for) investing activities	13,688	(35,341)
Net cash provided by financing activities	309	342
Increase (decrease) in cash and cash equivalents	$4,634	$(41,149)

Cash flows for the three months ended March 31, 2020

Operating activities

Net cash used by operating activities for the three months ended March 31, 2020 was $9.4 million, consisting of a net loss of $4.9 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $2.5 million for depreciation and stock-based compensation expense. Net cash used in operating activities was also impacted by a net $(6.9) million change in operating assets and liabilities, including a decrease of $7.3 million in deferred revenues from the upfront payment under the Astellas Agreement, and a $1.3 million decrease in accrued expenses, which were partially offset by an increase of $1.4 in accounts payable.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $13.7 million, which was attributable to $0.3 million of purchases of property and equipment and $14.0 million of net redemptions of available for sale securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, consisting of proceeds of $0.3 million from the exercise of stock options.

Cash flows for the three months ended March 31, 2019

Operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $6.1 million, primarily consisting of a net loss of $5.8 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $0.2 million for depreciation, stock-based compensation expense and lease incentives. Net cash used in operating activities was also impacted by $0.5 million in changes in operating assets and liabilities, including $0.1 million increase in prepaids and a $0.5 million decrease in accrued expenses, which were partially offset by a $94 thousand increase in accounts payable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2019 was $35.4 million, of which $0.4 was attributable to purchases of property and equipment and $35.0 million of purchases of short-term and available for sale securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $0.3 million, consisting primarily of the net proceeds from the issuance of our Series B convertible preferred stock financing of $0.3 million.

Funding requirements

Our operating expenses increased substantially in the three months ended March 31, 2020 and in the years ended December 31, 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs, and results of our clinical development and clinical trials for FX-322;
•	the progress, costs, and results of our additional research and preclinical development programs, including our program for the treatment of MS;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•	business interruptions resulting from the COVID-19 global pandemic;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include current and new collaborations with third parties. Due to market volatility resulting from the COVID-19 global pandemic, our ability to raise additional capital as and when needed may be impacted. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K dated March 26, 2020.

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

This item is not required as we are currently considered a small reporting Company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $4.9 million, $20.2 million, $19.2 million and $19.8 million for the three months ended March 31, 2020, and the years ended December 31, 2017, 2018 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $73.8 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investment of $206.1 million will enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL and other planned clinical trials of FX-322, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2a trial for FX-322, our other planned clinical trials of FX-322 and the development of any other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;

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

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of FX-322 or any other product candidate, or potentially discontinue operations.

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

The research, testing, manufacturing, labeling, approval, sale, packaging, marketing, and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market FX-322 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until our collaborator, Astellas, receives the requisite approval from such countries. We have not submitted an NDA to the FDA and Astellas has not submitted comparable applications to other regulatory authorities for FX-322. We or Astellas may not be in a position to do so for several years, if ever. If we or Astellas are unable to obtain the necessary regulatory approval for FX-322 in a country, including as a result of the COVID-19 pandemic, we or Astellas will not be able to commercialize FX-322 for the treatment of SNHL in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

•	obtaining Institutional Review Board, or IRB, approval at each site within the United States, or Independent Ethics Committee, or IEC, approval at sites outside the United States;
•	business interruptions resulting from the COVID-19 pandemic;
•	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
•	having patients complete a trial or return for post-treatment follow-up;

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

Our lead product candidate, FX-322, is still in development and will require the successful completion of one, and possibly more, Phase 3 trials before we are prepared to submit an NDA for regulatory approval by the FDA. In addition, we have been advised by the FDA that, while the nonclinical studies conducted by us to date suggest a pharmacodynamic interaction between the two active components of FX-322, the FDA has indicated that the results of such nonclinical studies do not preclude a human study and that inclusion of a factorial study in humans in future trials of FX-322 would thoroughly assess the effects attributable to each component drug of FX-322 in the combination so as to satisfy the FDA’s combination rule.  While we continue to evaluate the feedback from the FDA, the design and conduct of a factorial study in humans, if required, including the development of each active component to administer in such study, may cause additional delays in the development of FX-322. We cannot predict with any certainty if or when we might complete the development of FX-322 and submit an NDA for regulatory approval by the FDA of FX-322 or whether any such NDA will be approved by the FDA.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. The approval process may also be delayed by changes in government regulation, the impact of the COVID-19 pandemic, future legislation or administrative action. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for any product candidate. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•	competing clinical trials being conducted by other companies or institutions;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or it global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to a number of countries where we have planned or ongoing clinical trials and activities. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020.

We have been deemed an essential business and are exempted from such orders. However, in light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus and we have taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. At present, the majority of our employees are working from home, while certain necessary laboratory employees have periodically worked in the lab to ensure that work on essential experiments have continued. As our Farmington, CT research site, co-located with the University of Connecticut, has paused activity, we have transitioned key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We are also preparing for any potential re-opening of our offices and laboratory spaces in Massachusetts and Connecticut in the event that the shelter-in-place or stay-at-home orders are lifted.

While we continuously look to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on our business and operations, it is unknown how long these conditions will last and what the complete effect will be to the Company. If COVID-19 continues to spread in the United States and worldwide, and stay home orders and/or advisories persist, we may experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials, including:

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

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in planned trials due to restricted or limited operations at our laboratory facility;

•

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	refusal of the FDA, or other government agencies, to accept data from clinical trials in these affected geographies;

•	interruption or delayed to our sourced discovery and clinical activities;

•	inability to obtain additional financing or access the financial markets, and

•

if any of the CMOs involved in the manufacture and supply of FX-322 experience a delay or disruption due to COVID-19, we may not have sufficient quantities of FX-322 for our planned activities and may not be able to transition to a new CMO in a timely or cost-effective manner, or at all, which would negatively impact our ability to develop and potentially commercialize FX-322.

The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. We have observed an impact from COVID-19 as a number of clinical trial sites have informed us that they have temporarily halted enrollment.  We believe that other clinical trial sites may be similarly affected and that the rate of patient enrollment, participation and retention in the trial may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our Phase 2a clinical trial and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We do not own facilities for manufacturing FX-322 or any product candidate. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials of FX-322 and any product candidates we develop and, in future, for commercial quantities. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. If any CMO we engage is unable to provide sufficient supply of any product candidate we develop, we may be unable to arrange for an alternative supply or to do so on commercially reasonable terms or in a timely manner, which could delay any clinical trials, the commercial launch of our product candidates, if approved, or, regarding any commercial supply, result in a shortage in supply that could negatively impact our revenues. For example, we are substantially dependent on the CMO that supplies us with the proprietary glycogen synthase kinase 3, or GSK3, inhibitor that is a key component of FX-322 and the CMO that lyophilizes FX-322 into a powder. While there are other CMOs who are able to supply the GSK3 inhibitor or lyophilize FX-322, manufacture of the GSK3 inhibitor and the lyophilization process require proprietary knowledge or specialized capabilities that only a limited number of CMOs have. As a result, transitioning to a new CMO for either the supply of the GSK3 inhibitor or to conduct the lyophilization process would be particularly time consuming and costly. We have just begun to engage other CMOs as back-up for the manufacture and supply of FX-322. As a result, if any of the CMOs involved in the manufacture and supply of FX-322 experience a delay or disruption, or if we fail to obtain the appropriate approvals to manufacture and supply FX-322 outside the US (e.g., as a result of a failure to obtain a waiver under the Bayh-Dole Act), we may not have sufficient quantities of FX-322 for our planned activities and may not be able to transition to a new CMO in a timely or cost-effective manner, or at all, which would negatively impact our ability to develop and potentially commercialize FX-322.

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

We contract for the supply of the active pharmaceutical ingredient, or API, and other raw material necessary to produce FX-322 and we may contract in the future for the supply of API and other raw material for any other product candidate we develop. Supplies of API or other raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects and may cause delays. In addition, a disruption in the supply of API or other raw material could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues. Growth in the costs and expenses of API or other raw material may also impair our ability to cost-effectively manufacture our product candidates. In addition, there may be a limited number of suppliers for API or other raw material that we may use to manufacture our product candidates, and we cannot be certain that we will be able to engage such suppliers in a timely manner or at all. If we are unable to do so, clinical development of our product candidates, commercialization for any approved product, or our business could be adversely affected.

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

If our relationship with any CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption, which may affect our ability to initiate and complete our clinical trials. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our potential customers and accordingly, our financial operations.

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

Subject to COVID-19, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication and electrical failures. For instance, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19 global pandemic. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, and the development of our product candidates could be delayed.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

In addition, the trading prices for common stock of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic.  The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of April 30, 2020, these holders beneficially own approximately 15.6% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

Sales of a substantial number of shares of our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of common stock that were sold in the initial public offering of our common stock are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of our common stock that are outstanding are either unrestricted or restricted as a result of securities laws. In addition, there are shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plans and may become eligible for future sale subject to vesting, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.2	10/1/19

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Indenture of Lease, effective as of January 7, 2020 between HCP/KINBG 75 Hayden LLC and Frequency Therapeutics, Inc.	10-K	001-39062	10.13	3/26/20

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: May 14, 2020	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: May 14, 2020	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)