Form 10-Q
period 2020-06-30
Frequency Therapeutics, Inc.
filed 2020-08-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Registrant’s telephone number, including area code)

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

As of July 31, 2020, the registrant had 33,645,901 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, clinical development plans and expectations, patient enrollment expectations, prospective products, product approvals, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 2a clinical trial and any planned additional clinical trials for FX-322 and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$195,379	$200,158
Short-term marketable securities	—	17,197
Prepaid expenses and other current assets	3,045	4,000
Total current assets	198,424	221,355
Property and equipment, net	2,555	1,762
Operating lease - right-of-use	1,998	—
Restricted cash	1,809	101
Total assets	$204,786	$223,218
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,190	$1,219
Accrued expenses	3,289	3,239
Deferred revenue	35,265	48,152
Operating lease liability - right-of-use	421	—
Other current liabilities	—	170
Total current liabilities	41,165	52,780
Deferred revenue, net of current portion	—	2,900
Operating lease liability - right of use, net of current portion	1,920	—
Long-term liabilities	—	180
Total liabilities	43,085	55,860
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 165,000,000 shares authorized, 31,249,499 and 30,844,507 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	241,436	236,161
Accumulated other comprehensive income	60	54
Accumulated deficit	(79,826)	(68,888)
Total stockholders’ equity	161,701	167,358
Total liabilities and stockholders’ equity	$204,786	$223,218

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$8,523	$—	$15,787	$—
Operating expenses:
Research and development	8,764	3,921	15,434	7,367
General and administrative	5,959	3,098	12,208	5,568
Total operating expenses	14,723	7,019	27,642	12,935
Loss from operations	(6,200)	(7,019)	(11,855)	(12,935)
Interest income	178	119	888	218
Realized (loss) gain on investments	(4)	26	65	26
Foreign exchange gain	8	22	9	13
Loss before income taxes	(6,018)	(6,852)	(10,893)	(12,678)
Income taxes	(7)	—	(45)	—
Net loss	$(6,025)	$(6,852)	$(10,938)	$(12,678)
Net loss per share attributable to common stockholders-basic and diluted	$(0.19)	$(3.42)	$(0.35)	$(6.67)
Weighted-average shares of common stock outstanding-basic and diluted	31,066,686	2,005,054	30,967,453	1,902,092

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,025)	$(6,852)	$(10,938)	$(12,678)
Other comprehensive gain:
Unrealized gain on marketable securities	75	80	6	150
Total comprehensive gain	75	80	6	150
Comprehensive loss	$(5,950)	$(6,772)	$(10,932)	$(12,528)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income	Accumu- lated deficit	Total stock- holders’ equity (deficit)
Balance, December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	4,575	—	—	4,575
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	404,992	—	700	—	—	700
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,938)	(10,938)
Balance, June 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	31,249,499	$31	$241,436	$60	$(79,826)	$161,701

Balance, December 31, 2018	41,857,005	$38,224	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,084,710	$2	$804	$—	$(49,088)	$(48,282)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,531	—	—	1,531
Issuance of Series B convertible preferred stock	288,991	266	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	219,558	—	164	—	—	164
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,678)	(12,678)
Balance, June 30, 2019	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,304,268	$2	$2,499	$150	$(61,766)	$(59,115)

	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income	Accumu- lated deficit	Total stock- holders’ equity (deficit)
Balance, March 31, 2020	—	$—	—	$—	—	$—	—	$—	$—	31,009,250	$31	$238,634	$(15)	$(73,801)	$164,849
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,411	—	—	2,411
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	240,249	—	391	—	—	391
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,025)	(6,025)
Balance, June 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	31,249,499	$31	$241,436	$60	$(79,826)	$161,701

Balance, March 31, 2019	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,216,198	$2	$929	$70	$(54,914)	$(53,913)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,482	—	—	1,482
Issuance of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	88,070	—	88	—	—	88
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,852)	(6,852)
Balance, June 30, 2019	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,304,268	$2	$2,499	$150	$(61,766)	$(59,115)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,938)	$(12,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	4,575	1,531
Depreciation expense	459	374
Unrealized gain on available for sale securities	—	150
Non-cash lease expense	165	—
Deferred lease incentives	—	(80)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,052	(1,022)
Accounts payable	971	360
Deferred revenue	(15,787)	—
Accrued expenses	(122)	743
Net cash used in operating activities	(19,625)	(10,622)
Cash flows from investing activities:
Purchases of property and equipment	(1,252)	(488)
Purchase of available for sale securities	—	(142,830)
Redemption of available for sale securities	17,106	114,990
Net cash provided by (used in) investing activities	15,854	(28,328)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	266
Proceeds from issuance of common stock	700	164
Net cash provided by financing activities	700	430
Net decrease in cash, cash equivalents and short-term investments	(3,071)	(38,520)
Cash, cash equivalents, short-term investments and restricted cash at beginning of period	200,259	42,289
Cash, cash equivalents, short-term investments, and restricted cash at end of period	$197,188	$3,769
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$2,163	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$197	$18

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

On July 20, 2020, the Company issued and sold an aggregate of 2,350,108 shares of its common stock, par value $0.001 per share, at a purchase price of $18.00 per share to new and existing investors in a private placement for net proceeds of $40.1 million after deducting placement agent fees and offering expenses (the “Private Placement”). See Note 12.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of June 30, 2020, the Company had an accumulated deficit of $79,826. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the consolidated financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2020 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Form 10K.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company utilized significant estimates and assumptions in determining the fair value of its common stock in periods prior to the IPO. The Company had utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

Comprehensive income (loss)

Components of comprehensive income or loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and six months ended June 30, 2020 and 2019 consists of unrealized gain on marketable securities.

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

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the three and six months ended June 30, 2020 and 2019 the Company recorded $8 and $9, and $22 and $13 of foreign currency exchange gains, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at June 30, 2020 and December 31, 2019 consists entirely of cash held in banks and money market funds.

Restricted Cash

The Company has $1.8 million of restricted cash, as of June 30, 2020 which represents a $1.7 million security deposit on the Company's future Lexington, Massachusetts facility and a $0.1 million security deposit on the Company's Woburn, Massachusetts facility. At December 31, 2019 restricted cash represented the security deposit on the Company's Woburn, Massachusetts facility.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Short-term marketable debt securities

Short-term marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable investments mature within one-year from the consolidated balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

Short-term marketable securities at December 31, 2019 consist of investments in U.S. Treasury Securities. There were no short-term marketable securities at June 30, 2020.

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

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheet and related gains or losses are reflected in the consolidated statements of operations.

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the three and six months ended June 30, 2020 and 2019.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Leases

The Company elected to early adopt ASC 842 as of January 1, 2020 and elected the transition method under ASU 2016-02 whereby the Company records a right-to-use asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. The Company also elected to apply the package of practical expedients intended to ease transition. Accordingly, the Company has only applied ASC 842 to leases existing at January 1, 2020. The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-issue (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets.

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (“Astellas”), as further described in Note 10 of notes to unaudited consolidated financial statements.

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

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company adopted FASB Accounting Standards Update (ASU) 2016-09 which identifies areas for simplification of several areas of share-based payment transactions. The Company treats non-employee grants in a manner consistent with employee grants. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At June 30, 2020 and December 31, 2019, the Company concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 9).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2020 and 2019 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2020 and 2019.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(6,025)	$(6,852)	$(10,938)	$(12,678)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	31,066,686	2,005,054	30,967,453	1,902,092
Net loss per share attributable to common stockholders- basic and diluted	$(0.19)	$(3.42)	$(0.35)	$(6.67)

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three And Six Months Ended June 30,
	2020	2019
Unvested restricted Common Stock	4,021	205,563
Series B Preferred (as converted to common stock)	—	6,257,293
Series A Preferred (as converted to common stock)	—	9,283,425
Conversion of Frequency Japan preferred stock	—	673,605
Outstanding stock options (as converted to common stock)	6,803,296	4,373,847
Total	6,807,317	20,793,733

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

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company adopted the standard on January 1, 2020 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842. As a result of the adoption of ASC 842, the Company recorded $1.2 million of ROU assets and a total of $1.5 million of lease liabilities on the consolidated balance sheets as of January 1, 2020. In addition, in the first quarter of 2020 the Company expanded and amended the lease for its Woburn, Massachusetts facility and increased the ROU asset and lease liability by $1.0 million and $1.0 million respectively. As disclosed in Note 11, the Company has entered into a lease for a facility in Lexington Massachusetts which has an estimated commencement date of December 1, 2020. In accordance with ASU No. 2016-02, the Company will recognize a right-of-use asset and related lease liability at such time.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amended certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's statements of operations. Prior to adoption of ASU 2016-01, companies recognized changes in fair value in accumulated other comprehensive income (loss), net. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. In addition, a valuation allowance should be evaluated on deferred tax assets related to available- for-sale debt securities in combination with other deferred tax assets. The Company adopted this new standard on January 1, 2020, using the modified retrospective method, and determined that it did not have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will become effective for the Company on January 1, 2023. The Company is still evaluating the impact of this standard on its consolidated financial statements.

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2020 and December 31, 2019 are summarized as follows:

		June 30, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$194,486	$60	$194,546

		December 31, 2019
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain (Loss)	Value
Money market funds	Level 1	$200,131	$(12)	$200,119
U.S. Government treasury securities	Level 1	17,131	66	17,197
		$217,262	$54	$217,316

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

4. Property and equipment

Property and equipment include the following:

	June 30,	December 31,
	2020	2019
Lab equipment	$2,768	$1,846
Computer equipment	12	12
Furniture and office equipment	250	245
Software	237	—
Leasehold improvements	1,419	1,419
Construction in progress	394	306
Total	5,080	3,828
Accumulated depreciation	(2,525)	(2,066)
Property and equipment, net	$2,555	$1,762

The Company recognized $244 and $459, and $128 and $374 of depreciation expense for the three and six months ended June 30, 2020 and 2019, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Payroll and employee related expenses	$2,133	$2,686
Professional fees	406	435
Third-party research and development expenses	492	118
Taxes and other	258	—
Total	$3,289	$3,239

6. Stockholders’ equity

Authorized capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of June 30, 2020. There were 31,249,499 and 30,844,507 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company has reserved the following shares of common stock for future issuance as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Stock options outstanding	6,803,296	5,968,672
Shares available for future grant under stock option plan	1,853,818	1,859,654
	8,657,114	7,828,326

7. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of June 30, 2020, there were no shares of common stock available for future grants under the 2014 Plan.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan for the six months ended June 30, 2020 are as follows:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	2019 Plan	price	(in years)	value	2014 Plan	price	(in years)	value
Outstanding as of December 31, 2019	1,247,338	$14.09	—		4,721,334	$2.85	—	—
Granted	1,244,466	23.39	—		—	—	—	—
Exercised	—	—	—		(404,992)	1.73	—	—
Forfeited	(2,500)	18.93	—		(2,350)	2.14	—	—
Outstanding as of June 30, 2020	2,489,304	$18.74	9.47	$12,847	4,313,992	$2.96	8.44	$87,515
Options exercisable as of June 30, 2020	286,797	$17.01	9.38	$1,917	2,034,796	$2.22	8.28	$42,795
Options unvested as of June 30, 2020	2,202,507			$10,930	2,279,196			$44,720

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

June 30,
2020
Risk-free interest rate	1.4%
Expected term (in years)	5.9
Expected volatility	78.9%
Expected dividend yield	0.0%

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. During the three and six months ended June 30, 2020 and 2019, 240,249 and 404,992, and 93,610 and 225,098 options were exercised, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2020 and 2019 were $4,297 and $7,513, and $247 and $402, respectively.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The weighted-average grant date fair value of options granted to employees during the three and six months ended June 30, 2020 and 2019 was $13.18 and $15.85, and $2.31 and $2.31, respectively.

The total grant date fair value of options vested during the three and six months ended June 30, 2020 and 2019 was $1,839 and $3,345, and $726 and $799, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of June 30, 2020 is presented below:

	Number of shares	Weighted average fair value
Outstanding as of December 31, 2019	1,657,345	$0.27
Granted	—	—
Issued	—	—
Repurchased	—	—
Outstanding as of June 30, 2020	1,657,345	$0.27
Vested during period	1,579	$0.90
Unvested as of June 30, 2020	4,021	$1.75

The total value of restricted stock awards that vested during the three and six months ended June 30, 2020 and 2019, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting was $1 and $18, and $27 and $38, respectively.

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,033	$768	$2,003	$809
General and administrative	1,378	714	2,572	722
Total	$2,411	$1,482	$4,575	$1,531

As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $29,404. This amount is expected to be recognized over a weighted-average period of 3.30 years.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee stock Purchase Plan (the “ESPP”) which became effective on the date of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 315,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares have been issued under the ESPP at June 30, 2020.

9. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which no net tax benefit has been recorded due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

The income tax expense for the three and six months ended June 30, 2020 represents taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

10. Collaboration agreement

In July 2019, the Company entered into a License and Collaboration Agreement with Astellas (the “Astellas Agreement”), under which the Company granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor, (the “Astellas Licensed Products”), including the product candidate FX-322, outside of the United States. The Company also granted Astellas a right of first negotiation and a right of last refusal if it entered into any negotiation or agreement of any kind (other than an acquisition of all of the stock or assets of the Company) with any third party under which such third party would obtain the right to develop, manufacture, or commercialize Astellas Licensed Products in the United States.

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

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company has determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and will continue until the completion of the Phase 2a clinical trial of FX-322. The transaction price of $80.0 million has been allocated to the single combined performance obligation and will be recognized over such period. Management has analyzed the progress of the Phase 2a clinical trial and has estimated the completion date of such trial and the total research and development costs it expects to incur in performing the trial and is recognizing the $80.0 million upfront fee as revenue over the period from July 2019 until the estimated completion date using the input method. The Company regularly assesses its estimates and to the extent that facts and circumstances dictate, the Company revises its estimates of total cost or completion date and accounts for such change on a prospective basis. The Company was required to pay MIT a royalty of $16.0 million on the $80.0 million of sublicense revenues. The $16.0 million royalty was expensed in the third quarter of 2019.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The $80.0 million upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the three and six months ended June 30, 2020, and since entering into the Astellas Agreement, the Company recorded $8.5 and $15.8, and $44.7 million, respectively, of revenue under the Astellas Agreement based upon the application of the input method over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and six months ended June 30, 2020, the Company received $337 and $681 from Astellas for joint costs.

11. Commitments and contingencies

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

As of June 30, 2020, the Company has $1,998 of operating lease ROU assets, and $421 and $1,920 of current and non-current lease liabilities, respectively, recorded on the consolidated balance sheets. For the three and six months June 30, 2020 the Company recorded $125 and $232 of operating lease cost, respectively, $106 and $199 of variable lease cost, respectively, and $27 and $58 of short-term lease cost, respectively. The lease expense for the three and six months ended June 30, 2020 is $152 and $290, respectively. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 is $171.

In the first quarter of 2020, the Company entered into an agreement to lease building space in Lexington, Massachusetts, which had not yet commenced as of June 30, 2020. The lease will have total minimum lease payments of approximately $47 million over an initial term of 10 years. This lease is expected to commence on December 1, 2020 but may commence earlier if the lessor makes the space available for use earlier than scheduled.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Other information	June 30, 2020
Weighted-average remaining lease term	4.6 years
Weighted-average discount rate (1)	6.0%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheets as of June 30, 2020.

2020 (excluding the six months ended June 30, 2020)	$270
2021	556
2022	572
2023	590
2024	608
2025	88
Total minimum lease payments	2,684
Less: amount of lease payments representing interest	(343)
Present value of future lease payments	2,341
Less: current lease liabilities	(421)
Noncurrent lease liabilities	$1,920

Future aggregate minimum payments under noncancelable operating leases as of June 30, 2020 are as follows:

2020	$302
2021	3,311
2022	4,731
2023	4,873
2024	5,020
2025 and beyond	31,259
Total minimum lease payments	$49,496

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. As of June 30, 2020, the Company has committed to total payments of $705 over twelve months beginning in October 2019. The Company also enters into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

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

The Company leases office space in Woburn, Massachusetts under a five-year noncancelable operating lease, and has entered into a facility lease in Lexington, Massachusetts. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of June 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

12. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through August 11, 2020, the date which the unaudited consolidated financial statements were available to be issued.

On July 20, 2020, the Company issued and sold an aggregate of 2,350,108 shares of its common stock, par value $0.001 per share at a purchase price of $18.00 per share to new and existing investors in the Private Placement for net proceeds of $40.1 million after deducting placement agent fees and offering expenses.

In connection with the Private Placement, the Company entered into a registration Rights Agreement (the “Registration Rights Agreement”) with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days after the closing of the Private Placement (the “Initial Filing Date”) for purposes of registering the resale of the Shares. The Company agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 60 days after the Initial Filing Date.

The Company has also agreed, among other things to indemnify the investors, their officers, directors, managers, employees, agents and any person who controls any investor under the registration statement from certain liabilities and to pay all fees and expenses (excluding any underwriting discounts and commissions) incident to the Company’s obligations under the Registration Rights Agreement.

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

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sounds, and FX-322 was observed to be well-tolerated. We commenced dosing of a Phase 2a clinical trial of FX-322 in patients with SNHL in October 2019. Although a number of clinical trial sites temporarily halted patient enrollment during the first quarter and into the second quarter of 2020 in response to the COVID-19 pandemic, nearly all clinical trial sites resumed enrolling patients in the second quarter of 2020 and enrollment activity for our Phase 2a clinical trial has since been steady. Based on our projections as of the date of filing of this Quarterly Report, we expect to achieve target enrollment in the Phase 2a clinical trial by early in the fourth quarter of 2020 and to report a data readout from the Phase 2a clinical trial in the second quarter of 2021.

In May 2020, we announced top-line data from an exploratory clinical study in Germany that we believe demonstrates that FX-322 effectively reached the cochlea at levels predicted, based on computer models, to be therapeutically active. Results from the exploratory study, conducted in Germany, showed measurable concentrations of FX-322 in every sample analyzed and that anatomical factors did not prevent FX-322 from reaching the cochlea. The study results were based on analyzing samples of cochlear fluid, known as perilymph, taken intraoperatively from patients undergoing cochlear implant surgery. A total of seven patients received a single intratympanic injection of FX-322, enabling researchers to directly measure the level of FX-322 in perilymph, which is not otherwise feasible in inner-ear studies because accessing the cochlea involves an invasive surgical procedure. Study patients were followed for approximately 30 days after the procedure and no serious treatment related adverse events were observed.

In June 2020, we shared preliminary findings from a longer-term, follow-up study of certain patients that had been treated with FX-322 in the randomized portion of the Phase 1/2 clinical trial, where we observed improvements in certain key measures of hearing loss. WR tests were performed for five patients at timepoints between 12- and 21-months following FX-322 administration. Four of the patients that were observed to have statistically significant WR scores during the Phase 1/2 clinical were observed to have maintained the hearing benefit, three of which remained at statistically significant levels. An additional patient who did not achieve a statistically significant improvement in WR during the Phase 1/2 clinical trial was also retested and it was observed that the WR score had returned to baseline. The results of this study are expected to be presented at the upcoming American Academy of Otolaryngology – Head & Neck Surgery meeting in September 2020. In addition, in order to evaluate additional potential patient populations that FX-322 may treat, we plan later this year to commence a safety study of FX-322 in patients with age-related hearing loss, and also are evaluating other potential studies.

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

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Quarterly Report, the majority of our employees continue to work from home, while nearly a quarter of our workforce, consisting of mainly laboratory personnel, have periodically worked in rotating teams to ensure the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent level after a period of paused activity due to state lock down orders previously in effect. Thus, while we have resumed experiments at our Farmington site, we have transitioned certain key experiments to the Company’s offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We are also have taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

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

In July 2020, we completed a private placement of our common stock to new and existing investors, or the Private Placement. In the Private Placement, we issued and sold 2,350,108 shares of our common stock at a purchase price of $18.00 per share. We received approximately $40.1 million in net proceeds, after deducting placement agent fees and other offering expenses. In connection with the Private Placement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the investors purchasing shares in the Private Placement. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission, or the SEC, within 60 days after the closing of the Private Placement for purposes of registering the resale of the shares sold in the Private Placement.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes and of our convertible preferred stock, the IPO, the Private Placement, and the Astellas Agreement. To date, we have raised approximately $358.8 million through a combination of convertible notes, convertible preferred stock financings, the upfront payment under the Astellas Agreement, grants, the IPO and our Private Placement. Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $10.9 million, $18.7 million and $19.2 million for the six months ended June 30, 2020, and the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $79.8 million. We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. We have recognized $8.5 million and $15.8 million of the $80.0 million as revenue in the three and six months ended June 30, 2020 and $44.7 million of the 80.0 million since entering into the Astellas Agreement.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the estimated completion date of the Phase 2a clinical study. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being performed. In the three and six months ended June 30, 2020 and since entering into the Astellas Agreement, we recognized $8.5 million, $15.8 million and $44.7 million, respectively, of the $80.0 million upfront fee as revenue.

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

The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,336	$792	$1,544	$3,359	$1,616	$1,743
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,031	1,960	2,071	7,876	3,399	4,477
Laboratory supplies	68	60	8	118	156	(38)
Outsourced research and development	1,443	794	649	2,289	1,605	684
Facility-related costs	290	197	93	714	395	319
Depreciation and amortization	150	118	32	268	196	72
Other research and development costs	446	—	446	810	—	810
Total research and development expenses	$8,764	$3,921	$4,843	$15,434	$7,367	$8,067

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we complete our Phase 2a clinical trial and initiate additional clinical trials for FX-322 and continue to discover and develop additional product candidates and if we are required to continue to engage additional third parties and contract research organizations in response to the COVID-19 pandemic to advance certain projects. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

Foreign exchange gain

Foreign exchange gain represents the gain recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Income taxes

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

The income tax expense for the three and six months ended June 30, 2020 represents taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Revenue	$8,523	$—	$8,523
Operating expenses:
Research and development	8,764	3,921	4,843
General and administrative	5,959	3,098	2,861
Total operating expenses	14,723	7,019	7,704
Loss from operations	(6,200)	(7,019)	819
Interest income	178	119	59
Realized (loss) gain on investments	(4)	26	(30)
Foreign exchange gain	8	22	(14)
Loss before income taxes	(6,018)	(6,852)	834
Income taxes	(7)	—	(7)
Net loss	$(6,025)	$(6,852)	$827

Revenue

Revenue was $8.5 million for the three months ended June 30, 2020. We had no revenue for the three months ended June 30, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided which started upon the signing of the Astellas Agreement in July 2019.

Research and development expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,336	$792	$1,544
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,031	1,960	2,071
Laboratory supplies	68	60	8
Outsourced research and development	1,443	794	649
Facility-related costs	290	197	93
Depreciation and amortization	150	118	32
Other research and development costs	446	—	446
Total research and development expenses	$8,764	$3,921	$4,843

Research and development expenses for the three months ended June 30, 2020 were $8.8 million, compared to $3.9 million for the three months ended June 30, 2019. The increase of $4.8 million was primarily due to an increase of $3.3 million in platform development, early-stage research and unallocated expenses and an increase of $1.5 million in FX-322 external research and development expenses. The $2.3 million of FX-322 external development costs incurred for the three months ended June 30, 2020 consisted primarily of $2.2 million of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials. The $0.8 million of FX-322 external development costs incurred in the three months ended June 30, 2019 consisted primarily of approximately $0.5 million related to conducting the Phase 1 clinical trial for FX-322 and approximately $0.2 million of professional fees.

Platform development, early-stage research and unallocated expenses were $6.5 million for the three months ended June 30, 2020, compared to $3.1 million for the three months ended June 30, 2019. The increase of $3.4 million was primarily due to a $2.1 million increase in employee-related costs, including $0.2 million in stock compensation expense, associated with increased headcount to support preclinical and clinical development of FX-322 and research on our PCA platform development, a $0.6 million increase in outsourced research and development spending on our development programs, excluding our FX-322 program, and a $0.5 million increase in facility-related and other research and development costs.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2020, compared to $3.1 million for the three months ended June 30, 2019. General and administrative expenses increased by $2.9 million due to an increase of $1.7 million in employee-related costs, including $0.7 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company, and increases of $0.7 million in directors and officers insurance, and $0.2 million in professional fees.

Interest income

Interest income was $0.2 million for the three months ended June 30, 2020 compared to $0.1 million for the three months ended June 30, 2019, due to an increase in cash equivalents and short-term investments.

Income Taxes

Income tax expense of $7 thousand for the three months ended June 30, 2020 represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation which was incorporated and funded in the fourth quarter of 2019.

Realized (loss) gain on investments

Realized (loss) gain on investments was $(4) thousand for the three months ended June 30, 2020 as compared to a gain of $26 thousand for the three months ended June 30, 2019 due to changes in the market value of short-term marketable securities purchased in February 2019.

Foreign exchange gain

Foreign exchange gain was $8 thousand for the three months ended June 30, 2020 as compared to gain of $22 thousand for the three months ended June 30, 2019. The decrease of $14 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Results of operations

Comparison of six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Revenue	$15,787	$—	$15,787
Operating expenses:
Research and development	15,434	7,367	8,067
General and administrative	12,208	5,568	6,640
Total operating expenses	27,642	12,935	14,707
Loss from operations	(11,855)	(12,935)	1,080
Interest income	888	218	670
Realized gain on investments	65	26	39
Foreign exchange gain	9	13	(4)
Loss before income taxes	(10,893)	(12,678)	1,785
Income taxes	(45)	—	(45)
Net loss	$(10,938)	$(12,678)	$1,740

Revenue

Revenue was $15.8 million for the six months ended June 30, 2020. We had no revenue for the six months ended June 30, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided which started upon the signing of the Astellas Agreement in July 2019. Through June 30, 2020, we have recognized $44.7 million of the $80.0 million license fee as revenue.

Research and development expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$3,359	$1,616	$1,743
Platform development, early-stage research and unallocated expenses:
Employee-related costs	7,876	3,399	4,477
Laboratory supplies	118	156	(38)
Outsourced research and development	2,289	1,605	684
Facility-related costs	714	395	319
Depreciation and amortization	268	196	72
Other research and development costs	810	—	810
Total research and development expenses	$15,434	$7,367	$8,067

Research and development expenses for the six months ended June 30, 2020 were $15.4 million, compared to $7.4 million for the six months ended June 30, 2019. The increase of $8.1 million was primarily due to an increase of $6.4 million in platform development, early-stage research and unallocated expenses and an increase of $1.7 million in FX-322 external research and development expenses. The $3.4 million of FX-322 external development costs incurred for the six months ended June 30, 2020 consisted primarily of $3.2 million of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials. The $1.6 million of FX-322 external development costs incurred in the six months ended June 30, 2019 consisted primarily of approximately $1.2 million related to conducting the Phase 1 clinical trial for FX-322 and approximately $0.4 million of professional fees.

Platform development, early-stage research and unallocated expenses were $12.0 million for the six months ended June 30, 2020, compared to $5.8 million for the six months ended June 30, 2019. The increase of $6.2 million was primarily due to a $4.5 million increase in employee-related costs, including $2.0 million in stock compensation expense, associated with increased headcount to support preclinical and clinical development of FX-322 and research on our PCA platform development, a $1.1 million increase in facility-related and other research and development costs, and a $0.7 million increase in outsourced research and development spending on our development programs, excluding our FX-322 program.

General and administrative expenses

General and administrative expenses were $12.2 million for the six months ended June 30, 2020, compared to $5.6 million for the six months ended June 30, 2019. General and administrative expenses increased by $6.6 million due to an increase of $3.9 million in employee-related costs, including $1.9 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company, and increases of $1.4 million in directors and officers insurance, and $1.0 million in professional fees.

Interest income

Interest income was $0.9 million for the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019, due to an increase in cash equivalents and short-term investments.

Income Taxes

Income tax expense of $45 thousand for the six months ended June 30, 2020 represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation which was incorporated and funded in the fourth quarter of 2019.

Realized gain on investments

Realized gain on investments was $65 thousand for the six months ended June 30, 2020 as compared to $26 thousand for the six months ended June 30, 2019 due to changes to the market value of short-term marketable securities purchased in February 2019.

Foreign exchange gain

Foreign exchange gain was $9 thousand for the six months ended June 30, 2020 as compared to $13 thousand for the six months ended June 30, 2019. The decrease of $4 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, our IPO and the upfront payment under the Astellas Agreement. To date, we have raised approximately $358.8 million through a combination of convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, our IPO and the Private Placement. Our cash, cash equivalents and short-term investments totaled $195.4 million as of June 30, 2020.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(19,625)	$(10,622)
Net cash provided by (used for) investing activities	15,854	(28,328)
Net cash provided by financing activities	700	430
Decrease in cash and cash equivalents	$(3,071)	$(38,520)

Cash flows for the six months ended June 30, 2020

Operating activities

Net cash used by operating activities for the six months ended June 30, 2020 was $19.6 million, consisting of a net loss of $10.9 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $5.0 million for depreciation and stock-based compensation expense. Net cash used in operating activities was also impacted by a net $(13.8) million change in operating assets and liabilities, including a decrease of $15.8 million in deferred revenues from the upfront payment under the Astellas Agreement, and an approximate $1.0 million increase in accounts payable, which were partially offset by a decrease of $1.1 in accounts receivable, prepaid expenses and other current assets.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $15.9 million, which was attributable to $1.2 million of purchases of property and equipment and $17.1 million of net redemptions of available for sale securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.7 million, consisting of proceeds from the exercise of stock options.

Cash flows for the six months ended June 30, 2019

Operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was $10.6 million, primarily consisting of a net loss of $12.7 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $2.1 million for depreciation, stock-based compensation expense and lease incentives. Net cash used in operating activities was also impacted by $81 thousand in changes in operating assets and liabilities, including a $1.0 million increase in accounts receivable, prepaid expenses and other current assets, which was offset by a $0.4 million increase in accounts payable and a $0.7 million increase in accrued expenses.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2019 was $28.3 million, of which $0.5 was attributable to purchases of property and equipment and a net $27.8 million of purchases of short-term and available for sale securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.4 million, consisting primarily of the net proceeds from the issuance of our Series B convertible preferred stock financing of approximately $0.3 million and approximately $0.1 million of proceeds from the exercise of stock options.

Funding requirements

Our operating expenses increased substantially in the six months ended June 30, 2020 and in the years ended December 31, 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents, short-term investments and the net proceeds of the Private Placement completed in July 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs, and results of our clinical development and clinical trials for FX-322;
•	the progress, costs, and results of our additional research and preclinical development programs, including our program for the treatment of MS;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•	business and operations interruptions resulting from the COVID-19 global pandemic;
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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K dated March 26, 2020.

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $10.9 million, $20.2 million, $19.2 million and $19.8 million for the six months ended June 30, 2020, and the years ended December 31, 2017, 2018 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $79.8 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, short-term investments of $195.4 million and the $40.1 million secured in the Private Placement will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL and other planned clinical trials of FX-322, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all. For example, a number of clinical trial sites for our ongoing Phase 2a clinical trial of FX-322 temporarily halted patient enrollment during the first and second quarter of 2020 in response to the COVID-19 pandemic. While nearly all clinical trial sites have since resumed enrolling patients, enrollment could again be adversely affected by the pandemic. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our lead product candidate, FX-322, is still in development and will require the successful completion of one, and possibly more, Phase 3 trials before we are prepared to submit an NDA for regulatory approval by the FDA. In addition, we have been advised by the FDA that, while the nonclinical studies conducted by us to date suggest a pharmacodynamic interaction between the two active components of FX-322, the FDA has indicated that the results of such nonclinical studies do not preclude a human study and that inclusion of a factorial study in humans in future trials of FX-322 would thoroughly assess the effects attributable to each component drug of FX-322 in the combination so as to satisfy the FDA’s combination rule. The design and conduct of a factorial study in humans, including the development of each active component to administer in such study, may cause additional delays in the development of FX-322. We cannot predict with any certainty if or when we might complete the development of FX-322 and submit an NDA for regulatory approval by the FDA of FX-322 or whether any such NDA will be approved by the FDA.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or it global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. For example, we may encounter delays in the process of selecting a product candidate for the treatment of MS and we may not achieve the timeline we currently anticipate for submitting an IND. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to a number of countries where we have planned or ongoing clinical trials and activities. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses, effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. The governor of Massachusetts has since implemented a phased re-opening plan, which is currently in phase III (of IV).

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our employees have continued to work from home, while nearly a quarter of our workforce, mainly consisting of laboratory employees, have periodically worked in rotating teams to ensure on the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent rate after having paused activity during the state mandated lock down orders previously in effect, however, we have transitioned key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

It is unknown how long these conditions will last and what the complete effect will be to the Company. If COVID-19 continues to spread in the United States and worldwide, and stay home orders and/or advisories persist or are reintroduced, we may continue to experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials, including:

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We had previously observed an impact from COVID-19 as a number of clinical trial sites had informed us that they have temporarily halted enrollment, though at this time all sites are recruiting. However, due to the uncertain nature of the effects of the outbreak, particularly in the United States, participation and retention in the trial may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our Phase 2a clinical trial and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Since its enactment, there have been judicial challenges to certain aspects of the ACA, and we expect there will be additional challenges to the ACA in the future. For example, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was modified as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or amend some or all aspects of the ACA will impact the law or our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our potential customers and accordingly, our financial operations.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been administration efforts, Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent ‘‘principles’’ for medication pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, in July 2020, President Trump signed four executive orders that attempt to implement several of the Administration's proposals, including: (1) a policy that would tie Medicare Part B drug prices to international drug prices; (2) an order that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS allowing states to submit importation program proposals to the FDA for review and authorization and makes other changes allowing for the facilitation of grants to individuals of waivers of the prohibition of importation of prescription drugs, provided such importation poses no additional risk to public safety; (3) one that reduces costs of insulin and epipens to patients of federally qualified health centers; and (4) an order that directs HHS to finalize the rulemaking process on modifying the safe harbors under the federal Anti-Kickback Statute regarding the rebates paid by manufacturers to Medicare Part D plans and Medicaid managed care organizations, either directly or through pharmacy benefit managers under contract with such sponsors or organizations if HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be implemented in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

•

the U.S. federal false claims, including the civil False Claims Act, or FCA, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. A claim includes “any request or demand” for money or property presented to the federal government. In addition, pharmaceutical manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

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

•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (as defined by statute) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives;

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of July 31, 2020, these holders beneficially own approximately 15.0% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2019, we issued and sold 6,000,000 shares of our common stock in an IPO, at a public offering price of $14.00 per share and on October 31, 2019 we issued and sold an additional 325,000 shares of our common stock pursuant to the exercise in part by the underwriters of their over-allotment option to purchase additional shares at the same public offering price.

The offer and sale of all the shares in the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-233652), as amended, which was declared effective by the SEC on October 2, 2019. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. The IPO commenced on September 23, 2019 and terminated upon the closing of the sale of shares to the underwriters pursuant to the underwriters’ exercise in part of their over-allotment option on October 31, 2019. Upon completion of the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, we received approximately $79.2 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $9.3 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

FREQUENCY THERAPEUTICS, INC.

Date: August 12, 2020	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2020	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)