Form 10-Q
period 2020-09-30
Frequency Therapeutics, Inc.
filed 2020-11-16
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 33,734,692 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, clinical development plans and expectations, including, without limitation, planned commencements of clinical studies, patient enrollment expectations, expected release of clinical trial results and data, and expected completion dates, potential regulatory submissions, prospective products, product approvals, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 2a clinical trial, Phase 1b clinical trial in age-related hearing loss and any planned additional clinical trials for FX-322, including the Phase 1b clinical trial in sever sensorineural hearing loss, and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

•	our ability to continue to develop our progenitor cell activation, or PCA, platform and identify additional product candidates;
•	our ability to successfully complete clinical trials of any product candidate and obtain regulatory approval for it;
•	the timing or likelihood of regulatory filings and approvals, including our planned filing of an investigational new drug application or comparable foreign equivalent for our MS product candidate;
•	the commercialization, marketing and manufacture of any product candidate, if approved;
•	the pricing and reimbursement of any product candidate, if approved;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive regulatory approval;
•	the implementation of our strategic plans for our business, product candidates, and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, PCA platform, and technology;
•	estimates of our expenses, future revenues, capital requirements, and our needs for additional financing;
•	our ability to maintain and establish collaborations, including our License and Collaboration Agreement with Astellas Pharma Inc.;

•	our financial performance and the sufficiency of our financial resources; and
•	developments relating to our competitors and our industry, including the impact of government regulation.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•

We are heavily dependent on the success of FX-322, our lead product candidate, which is still under clinical development. If FX-322 does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed;

•

We utilize our PCA platform to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of our product candidates, including FX-322, is uncertain;

•

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Any drug candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;

•

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for FX-322 or any other product candidates, our business will be substantially harmed;

•

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;

•

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business;

•

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of FX-322 and additional product candidates;

•	We face significant competition from biotechnology, pharmaceutical, and medical device companies and our operating results will suffer if we fail to compete effectively; and

•	The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$224,231	$200,158
Short-term marketable securities	—	17,197
Prepaid expenses and other current assets	3,112	4,000
Total current assets	227,343	221,355
Property and equipment, net	3,255	1,762
Operating lease - right-of-use	1,907	—
Restricted cash	1,815	101
Total assets	$234,320	$223,218
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,089	$1,219
Accrued expenses	4,380	3,239
Deferred revenue	24,018	48,152
Operating lease liability - right-of-use	432	—
Other current liabilities	—	170
Total current liabilities	32,919	52,780
Deferred revenue, net of current portion	—	2,900
Operating lease liability - right of use, net of current portion	1,809	—
Long-term liabilities	—	180
Total liabilities	34,728	55,860
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 165,000,000 shares authorized, 33,732,290 and 30,844,507 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	34	31
Additional paid-in capital	284,681	236,161
Accumulated other comprehensive income	44	54
Accumulated deficit	(85,167)	(68,888)
Total stockholders’ equity	199,592	167,358
Total liabilities and stockholders’ equity	$234,320	$223,218

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$11,247	$24,238	$27,034	$24,238
Operating expenses:
Royalty	—	16,000	—	16,000
Research and development	10,153	5,221	25,587	12,588
General and administrative	6,512	4,269	18,720	9,837
Total operating expenses	16,665	25,490	44,307	38,425
Loss from operations	(5,418)	(1,252)	(17,273)	(14,187)
Interest income	74	624	962	842
Realized gain on investments	—	62	65	88
Foreign exchange gain (loss)	18	(9)	27	4
Loss before income taxes	(5,326)	(575)	(16,219)	(13,253)
Income taxes	(15)	—	(60)	—
Net loss	(5,341)	(575)	(16,279)	(13,253)
Cumulative Series C convertible preferred stock dividends	—	(1,014)	—	(1,014)
Net loss attributable to common stockholders	$(5,341)	$(1,589)	$(16,279)	$(14,267)
Net loss per share attributable to common stockholders-basic and diluted	$(0.16)	$(0.73)	$(0.51)	$(7.17)
Weighted-average shares of common stock outstanding-basic and diluted	33,073,889	2,163,289	31,729,702	1,990,106

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,341)	$(575)	$(16,279)	$(13,253)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(16)	(34)	(10)	116
Total comprehensive (loss) gain	(16)	(34)	(10)	116
Comprehensive loss	$(5,357)	$(609)	$(16,289)	$(13,137)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Series C convertible preferred shares issued	Series C convertible preferred value	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income	Accumu- lated deficit	Total stock- holders’ equity (deficit)
Balance, December 31, 2019	-	$—	-	$—	-	$—	-	$—	-	$—	$—	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	—	7,218	—	—	7,218
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	537,675	1	1,161	—	—	1,162
Issuance of common stock in Private Placement, net	-	-	-	-	-	-	-	-	-	-	-	2,350,108	2	40,141	—	—	40,143
Other comprehensive (loss)	-	-	-	-	-	-	-	-	-	-	-	-	—	—	(10)	—	(10)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	—	—	—	(16,279)	(16,279)
Balance, September 30, 2020	-	$—	-	$—	-	$—	-	$—	-	$—	$—	33,732,290	$34	$284,681	$44	$(85,167)	$199,592

Balance, December 31, 2018	-	$—	41,857,005	$38,224	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,084,710	$2	$804	$—	$(49,088)	$(48,282)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	—	—	2,456	—	—	2,456
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	297,599	-	325	—	—	325
Issuance of Series B convertible preferred stock	-	-	288,991	266	-	-	-	-	-	-	-	—	—	—	—	—	—
Issuance of Series C convertible preferred stock	39,492,960	61,687	-	-	-	-	-	-	-	-	-	—	—	—	—	—	—
Issuance of Series C preferred dividend	-	1,014	-	-	-	-	-	-	-	-	-					(1,014)	(1,014)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	—	—	—	116	-	116
Net loss	-	-	-	-	-	-	-	-	-	-	-	—	—	—	—	(13,253)	(13,253)
Balance, September 30, 2019	39,492,960	$62,701	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,382,309	$2	$3,585	$116	$(63,355)	$(59,652)

	Series C convertible preferred shares issued	Series C convertible preferred value	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income	Accumu- lated deficit	Total stock- holders’ equity (deficit)
Balance, June 30, 2020	-	$—	-	$—	-	$—	-	$—	-	$—	$—	31,249,499	$31	$241,436	$60	$(79,826)	$161,701
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	—	2,643	—	—	2,643
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	132,683	1	461	—	—	462
Issuance of common stock in Private Placement, net	-	-	-	-	-	-	-	-	-	-	-	2,350,108	2	40,141	—	—	40,143
Other comprehensive (loss)	-	-	-	-	-	-	-	-	-	-	-	-	—	—	(16)	—	(16)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	—	—	—	(5,341)	(5,341)
Balance, September 30, 2020	-	$—	-	$—	-	$—	-	$—	-	$—	$—	33,732,290	$34	$284,681	$44	$(85,167)	$199,592

Balance, June 30, 2019	-	$—	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,304,268	$2	$2,499	$150	$(61,766)	$(59,115)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	—	925	—	—	925
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	78,041	—	161	—	—	161
Issuance of Series C convertible preferred stock	39,492,960	61,687	-	-	-	-	-	-	-	-	-	-	—	—	—	—	—
Issuance of Series C preferred dividend	-	1,014	-	-	-	-	-	-	-	-	-	-	—	—	—	(1,014)	(1,014)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	—	—	(34)	—	(34)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	—	—	—	(575)	(575)
Balance, September 30, 2019	39,492,960	$62,701	42,145,996	$38,490	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,382,309	$2	$3,585	$116	$(63,355)	$(59,652)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,279)	$(13,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,218	2,456
Depreciation expense	760	588
Non-cash lease expense	256	—
Deferred lease incentives	—	(120)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	985	(653)
Accounts payable	2,870	1,711
Royalty payable	—	16,000
Deferred revenue	(27,034)	55,762
Accrued expenses	869	1,467
Net cash (used in) provided by operating activities	(30,355)	63,958
Cash flows from investing activities:
Purchases of property and equipment	(2,253)	(643)
Purchase of available for sale securities	—	(268,818)
Redemption of available for sale securities	17,090	245,771
Net cash provided by (used in) investing activities	14,837	(23,690)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	266
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	61,687
Proceeds from issuance of common stock upon exercise of stock options	1,162	325
Deferred financing costs	—	(2,461)
Proceeds from Private Placement, net of issuance costs	40,143	—
Net cash provided by financing activities	41,305	59,817
Net increase in cash, cash equivalents and short-term investments	25,787	100,085
Cash, cash equivalents, short-term investments and restricted cash at beginning of period	200,259	42,189
Cash, cash equivalents, short-term investments, and restricted cash at end of period	$226,046	$142,274
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$2,163	$—
Dividend on Series C convertible preferred stock	$—	$1,014
Purchases of property and equipment included in accounts payable and accrued expenses	$24	$71

See accompanying notes

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

On July 20, 2020, the Company issued and sold an aggregate of 2,350,108 shares of its common stock, par value $0.001 per share, at a purchase price of $18.00 per share to new and existing investors in a private placement for net proceeds of $40.1 million after deducting placement agent fees and offering expenses (the “Private Placement”). In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days after the closing of the Private Placement (the “Initial Filing Date”) for purposes of registering the resale of the Shares. The Company filed a registration statement (the “Registration Statement”) which was declared effective by the SEC on September 3, 2020.

The Company has also agreed, among other things, to indemnify the investors, their officers, directors, managers, employees, agents and any person who controls any investor under the Registration Statement from certain liabilities and to pay all fees and expenses (excluding any underwriting discounts and commissions) incident to the Company’s obligations under the Registration Rights Agreement.

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of September 30, 2020, the Company had an accumulated deficit of $85,167. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the consolidated financial statements were available to be issued.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (ASC).

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation, Frequency Therapeutics PTY, LTD and Frequency Japan. All intercompany transactions and balances have been eliminated.

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2020 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K.

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

Comprehensive income (loss)

Components of comprehensive income or loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and nine months ended September 30, 2020 and 2019 consists of unrealized (loss) gain on marketable securities.

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

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the three months ended September 30, 2020 and 2019 the Company recorded $18 of foreign currency gains and $9 of foreign currency losses, respectively. During the nine months ended September 30, 2020 and 2019 the Company recorded $27 and $4 of foreign currency exchange gains, respectively.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at September 30, 2020 and December 31, 2019 consists entirely of cash held in banks, money market funds, and U.S. Treasury Securities with original maturity of six months or less at acquisition.

Restricted Cash

The Company has $1.8 million of restricted cash as of September 30, 2020 which represents a $1.7 million security deposit on the Company's future Lexington, Massachusetts facility and a $0.1 million security deposit on the Company's Woburn, Massachusetts facility. At December 31, 2019 restricted cash represented the security deposit on the Company's Woburn, Massachusetts facility.

Short-term marketable debt securities

Short-term marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable investments mature within one-year from the consolidated balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive loss as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

Short-term marketable securities at December 31, 2019 consist of investments in U.S. Treasury Securities with original maturity of greater than six months at acquisition. There were no short-term marketable securities at September 30, 2020.

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2020 and 2019.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At September 30, 2020 and December 31, 2019, the Company concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 9).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2020 and 2019 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2020.

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(5,341)	$(1,589)	$(16,279)	$(14,267)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	33,073,889	2,163,289	31,729,702	1,990,106
Net loss per share attributable to common stockholders- basic and diluted	$(0.16)	$(0.73)	$(0.51)	$(7.17)

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three And Nine Months Ended September 30,
	2020	2019
Unvested restricted Common Stock	3,557	156,202
Series C Preferred (as converted to common stock)	—	5,863,364
Series B Preferred (as converted to common stock)	—	6,257,256
Series A Preferred (as converted to common stock)	—	9,283,307
Conversion of Frequency Japan preferred stock	—	637,605
Outstanding stock options (as converted to common stock)	6,753,568	4,787,897
Total	6,757,125	26,985,631

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

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company adopted the standard on January 1, 2020 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842. As a result of the adoption of ASC 842, the Company recorded $1.2 million of ROU assets and a total of $1.5 million of lease liabilities on the consolidated balance sheets as of January 1, 2020. In addition, in the first quarter of 2020 the Company expanded and amended the lease for its Woburn, Massachusetts facility and increased both the ROU asset and lease liability by $1.0 million. As disclosed in Note 12, the Company has entered into a lease for a facility in Lexington Massachusetts which has an estimated commencement of December 2020. In accordance with ASU No. 2016-02, the Company will recognize a right-of-use asset and related lease liability at such time.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2020 and December 31, 2019 are summarized as follows:

		September 30, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$212,134	$43	$212,177
U.S. Government treasury securities	Level 1	11,297	1	11,298
		$223,431	$44	$223,475

		December 31, 2019
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	(Loss) Gain	Value
Money market funds	Level 1	$200,131	$(12)	$200,119
U.S. Government treasury securities	Level 1	17,131	66	17,197
		$217,262	$54	$217,316

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

4. Property and equipment

Property and equipment include the following:

	September 30,	December 31,
	2020	2019
Lab equipment	$3,112	$1,846
Furniture and office equipment	270	257
Software	291	—
Leasehold improvements	1,419	1,419
Construction in progress	989	306
Total	6,081	3,828
Accumulated depreciation	(2,826)	(2,066)
Property and equipment, net	$3,255	$1,762

The Company recognized $301 and $760, and $215 and $588 of depreciation expense for the three and nine months ended September 30, 2020 and 2019, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Payroll and employee related expenses	$3,057	$2,686
Professional fees	597	435
Third-party research and development expenses	714	118
Taxes and other	12	—
Total	$4,380	$3,239

6. Stockholders’ equity

Authorized capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of September 30, 2020. There were 33,732,290 and 30,844,507 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company has reserved the following shares of common stock for future issuance as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Stock options outstanding	6,753,568	5,968,672
Shares available for future grant under stock option plan	1,770,863	1,859,654
	8,524,431	7,828,326

7. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of September 30, 2020, there were no shares of common stock available for future grants under the 2014 Plan.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan for the nine months ended September 30, 2020 are as follows:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	2019 Plan	price	(in years)	value	2014 Plan	price	(in years)	value
Outstanding as of December 31, 2019	1,247,338	$14.09	—		4,721,334	$2.85	—	—
Granted	1,334,209	23.18	—		—	—	—	—
Exercised	—	—	—		(537,675)	2.12	—	—
Forfeited	(3,751)	18.93	—		(7,887)	6.64	—	—
Outstanding as of September 30, 2020	2,577,796	$18.79	9.25	$6,581	4,175,772	$2.95	8.19	$67,917
Options exercisable as of September 30, 2020	416,403	$17.33	9.14	$1,449	2,279,534	$2.45	8.07	$38,206
Options unvested as of September 30, 2020	2,161,393			$5,132	1,896,238			$29,711

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

September 30,
2020
Risk-free interest rate	1.3%
Expected term (in years)	6.0
Expected volatility	79.0%
Expected dividend yield	0.0%

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. During the three and nine months ended September 30, 2020 and 2019, 132,683 and 537,675, and 78,041 and 297,599 options were exercised, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 and 2019 were $2,451 and $9,964, and $669 and $2,842, respectively.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The weighted-average grant date fair value of options granted to employees during the three and nine months ended September 30, 2020 and 2019 was $14.02 and $15.73, and $5.66 and $2.86, respectively.

The total grant date fair value of options vested during the three and nine months ended September 30, 2020 and 2019 was $2,406 and $5,751, and $997 and $1,766, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of September 30, 2020 is presented below:

	Number of shares	Weighted average fair value
Outstanding as of December 31, 2019	1,657,345	$0.27
Granted	—	—
Issued	—	—
Repurchased	—	—
Outstanding as of September 30, 2020	1,657,345	$0.27
Vested during period	464	$1.75
Unvested as of September 30, 2020	3,557	$1.75

The total value of restricted stock awards that vested during the three and nine months ended September 30, 2020 and 2019, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting was $1 and $19, and $57 and $95, respectively.

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,036	$391	$3,039	$1,200
General and administrative	1,607	534	$4,179	1,256
Total	$2,643	$925	$7,218	$2,456

As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $27,980. This amount is expected to be recognized over a weighted-average period of 3.11 years.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee stock Purchase Plan (the “ESPP”) which became effective on the date of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 315,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares have been issued under the ESPP at September 30, 2020.

9. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which no net tax benefit has been recorded due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

The income tax expense for the three and nine months ended September 30, 2020 represents taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments up to $230.0 million and commercialization milestones of up to $315.0 million. Specifically, the Company would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, the Company would be eligible for up to $315.0 million in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

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

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company has determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and will continue until the completion of the Phase 2a clinical trial of FX-322. The transaction price of $80.0 million has been allocated to the single combined performance obligation and will be recognized over such period. Management has analyzed the progress of the Phase 2a clinical trial and has estimated the completion date of such trial and the total research and development costs it expects to incur in performing the trial and is recognizing the $80.0 million upfront fee as revenue over the period from July 2019 until June 30, 2021, the estimated completion date of the Phase 2a clinical trial, using the input method. The Company regularly assesses its estimates and to the extent that facts and circumstances dictate, the Company revises its estimates of total cost or completion date and accounts for such change on a prospective basis. The Company was required to pay MIT a royalty of $16.0 million on the $80.0 million of sublicense revenues. The $16.0 million royalty was expensed in the third quarter of 2019. For a description of the MIT License Agreement, refer to Note 11.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The $80.0 million upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the three and nine months ended September 30, 2020, and since entering into the Astellas Agreement, the Company recorded $11.2 and $27.0, and $55.9 million, respectively, of revenue under the Astellas Agreement based upon the application of the input method over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and nine months ended September 30, 2020, the Company received $373 and $1,054 from Astellas for joint costs.

11. License Agreement

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Upon entering into the MIT License Agreement, the Company paid a $50 license fee payment and issued to MIT shares of our common stock equal to 5% of total then-outstanding capital stock. The Company is required to pay certain annual license maintenance fees which may be credited to running royalties during the same calendar year, if any, and to make potential milestone payments up to $2,900 on each Licensed Product or Licensed Process. In addition, The Company is required to pay a low single-digit royalty on Licensed Products and Licensed Processes and a low-twenties royalty on sublicense revenues. In the year ended December 31, 2019 the Company paid MIT a royalty of $16,000 related to the upfront payment received from Astellas, see Note 10.

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer has received $1.98 million and $0.01 million from MIT under the MIT Policy during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

12. Commitments and contingencies

Leases

In December 2016, the Company entered into a lease for laboratory, office and storage facilities in Woburn, Massachusetts with ARE-MA Region No. 20, LLC, an entity affiliated with Alexandria. Joel S. Marcus, a member of the board of directors, is executive chairman of Alexandria. The lease was extended in November 2019 and expires in February 2025. Additionally, the Company amended the lease in November 2019 to add additional laboratory and office space. The commencement date of the additional space occurred under ASC 842 in February 2020 and expires in February 2025. The lease agreement includes an option to extend the lease for an additional five years. The optional period has not been included in the determination of the lease term as the Company is not reasonably certain that it would exercise any such option. The lease agreement includes escalating rental payments and operating expense charges. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. During the three months ended September 30, 2020, the Company signed a letter of intent to terminate this lease.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

As of September 30, 2020, the Company has $1,907 of operating lease ROU assets, and $432 and $1,809 of current and non-current lease liabilities, respectively, recorded on the consolidated balance sheets. For the three and nine months September 30, 2020 the Company recorded $125 and $357 of operating lease cost, respectively, $130 and $328 of variable lease cost, respectively, and $28 and $86 of short-term lease cost, respectively. The lease expense for the three and nine months ended September 30, 2020 is $153 and $443, respectively. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 is $272.

In the first quarter of 2020, the Company entered into an agreement to lease building space in Lexington, Massachusetts, which had not yet commenced as of September 30, 2020. The lease will have total minimum lease payments of approximately $47 million over an initial term of 10 years. This lease is expected to commence on December 1, 2020.

Other information	September 30, 2020
Weighted-average remaining lease term	4.4 years
Weighted-average discount rate (1)	6.0%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheets as of September 30, 2020.

2020 (excluding the nine months ended September 30, 2020)	$135
2021	556
2022	572
2023	590
2024	608
2025	88
Total minimum lease payments	2,549
Less: amount of lease payments representing interest	(308)
Present value of future lease payments	2,241
Less: current lease liabilities	(432)
Noncurrent lease liabilities	$1,809

Future aggregate minimum payments under the noncancelable operating leases, including the Lexington, MA lease, as of September 30, 2020 are as follows:

2020	$151
2021	3,311
2022	4,731
2023	4,873
2024	5,020
2025 and beyond	31,259
Total minimum lease payments	$49,345

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. In September 2020, the Company extended the term of this contract through December 2021. As consideration for this extension, the Company committed to total payments of $0.6 million through December 2021.

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

As of September 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells in the ear. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of speech (intelligibility), and FX-322 was observed to be well-tolerated. We commenced dosing of a Phase 2a clinical trial of FX-322 in patients with SNHL in October 2019.

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

In June 2020, we shared preliminary findings from a longer-term, follow-up study of certain patients that had been treated with FX-322 in the randomized portion of the Phase 1/2 clinical trial, where we observed improvements in certain key measures of hearing loss. WR tests were performed for five patients at timepoints between 12- and 21-months following FX-322 administration. Four of the patients that were observed to have statistically significant WR scores during the Phase 1/2 clinical were observed to have maintained the hearing benefit, three of which remained at statistically significant levels. An additional patient who did not achieve a statistically significant improvement in WR during the Phase 1/2 clinical trial was also retested and it was observed that the WR score had returned to baseline. The results of this study were presented at the American Academy of Otolaryngology – Head & Neck Surgery meeting in September 2020.

In September 2020, we completed enrollment of 95 patients in the Phase 2a clinical trial. We plan to report an analysis of day-90 data for the Phase 2a clinical trial late in the first quarter of 2021 and the end of Phase 2a data (210 days) late in the second quarter of 2021.

We commenced a Phase 1b clinical trial of FX-322 for age-related hearing loss in October 2020. The clinical trial is a double-blind, placebo-controlled, randomized multicenter safety study of up to 30 individuals aged 66-85 with mild to moderately severe age-related hearing loss. The primary objectives of the Phase 1b study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in an older adult cohort. Study participants will be randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, words-in-noise, or WIN, and pure tone audiometry will be used. Safety, otologic and audiologic assessments will be conducted at day 30 and 90 following administration of FX-322 or placebo. We expect to share results from this clinical trial in the second quarter of 2021.

We also plan to commence a Phase 1b clinical trial of FX-322 in patients aged 18-65 with SNHL in the fourth quarter of 2020. Severe SNHL is defined as a pure tone average deficit between 71-90 dB. Many patients with this clinical profile typically would be candidates for cochlear implants. This clinical trial is expected to employ a similar design to the age-related Phase 1b clinical trial that is currently underway. We expect to share results from this clinical trial in the third quarter of 2021.

We are also working to identify a product candidate for the treatment of multiple sclerosis, or MS. This program focuses on activating progenitor cells in the central nervous system to repair the myelin sheath that protects nerves and may have the potential to reverse damage done by the disease. We intend to make a regulatory submission of an investigational new drug application or comparable foreign equivalent for our MS product candidate in the second half of 2021.

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Quarterly Report, the majority of our employees continue to work from home, while nearly a quarter to one-third of our workforce, consisting of mainly laboratory personnel, have periodically worked in rotating teams to ensure the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent level after a period of paused activity due to state lock down orders previously in effect. Thus, while we have resumed experiments at our Farmington site, we have transitioned certain key experiments to the Company’s offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We are also have taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

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

In July 2020, we completed a private placement of our common stock to new and existing investors, or the Private Placement. In the Private Placement, we issued and sold 2,350,108 shares of our common stock at a purchase price of $18.00 per share. We received approximately $40.1 million in net proceeds, after deducting placement agent fees and other offering expenses. In connection with the Private Placement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the investors purchasing shares in the Private Placement. Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission, or the SEC, which was declared effective on September 3, 2020, registering the resale of the shares sold in the Private Placement.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes and of our convertible preferred stock, the IPO, the Private Placement, and the Astellas Agreement. To date, we have raised approximately $358.8 million through a combination of convertible notes, convertible preferred stock financings, the upfront payment under the Astellas Agreement, grants, the IPO and our Private Placement. Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $16.3 million, $18.7 million and $19.2 million for the nine months ended

September 30, 2020, and the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $85.2 million. We expect our operating expenses to increase substantially in connection with the expansion of our product development programs and capabilities. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. We have recognized $11.2 million and $27.0 million of the $80.0 million as revenue in the three and nine months ended September 30, 2020 and $55.9 million of the $80.0 million since entering into the Astellas Agreement.

Massachusetts Institute of Technology

In December 2016, we entered into the MIT License, with MIT under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, or the MIT licensed products, and to develop and perform processes, or the MIT licensed processes, which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes, and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT licensed product. We have satisfied certain obligations related to preclinical studies and the filing of an IND for a first MIT licensed product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase III clinical trial for such product within five years of the IND filing for such product, (ii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such product, and (iii) to make a first commercial sale of such product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product.

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

Massachusetts Eye and Ear Infirmary

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEEI License, with the Massachusetts Eye and Ear Infirmary, or MEEI, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEEI licensed products. We are obligated to use diligent efforts to develop and commercialize the MEEI licensed products. We are also subject to a milestone timeline obligation to dose a first patient in a Phase III trial by December 31, 2024.

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

The Scripps Research Institute

In September 2018, we entered into a Research Funding and Option Agreement, or the Scripps option agreement, with Scripps, under which we were granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property related to the treatment of MS. As consideration for the Scripps option agreement, we made funding payments totaling $0.7 million to Scripps to support its research activities. Scripps has agreed to use reasonable efforts to perform the research program pursuant to the Scripps option agreement. The Scripps option agreement had a one-year term and was renewed for a second year by mutual written agreement.

In September 2020, we extended the term of the option agreement through the end of December 2021. As consideration for this extension, we are required to make additional funding payments of $0.6 million to Scripps through December 2021.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the estimated completion date of the Phase 2a clinical study, expected to be end of June 2021. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the year ended December 31, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being performed. In the three and nine months ended September 30, 2020 and since entering into the Astellas Agreement, we recognized $11.2 million, $27.0 million and $55.9 million, respectively, of the $80.0 million upfront fee as revenue.

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

The following table summarizes our research and development expenses by product candidate or development program for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase	2020	2019	Increase (Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,792	$1,574	$1,218	$6,151	$3,190	$2,961
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,467	2,344	2,123	12,343	5,743	6,600
Laboratory supplies	138	138	—	256	294	(38)
Outsourced research and development	1,800	726	1,074	4,089	2,332	1,757
Facility-related costs	365	315	50	1,079	710	369
Depreciation and amortization	205	124	81	473	319	154
Other research and development costs	386	—	386	1,196	—	1,196
Platform development, early-stage research and unallocated expenses total	7,361	3,647	3,714	19,436	9,398	10,038
Total research and development expenses	$10,153	$5,221	$4,932	$25,587	$12,588	$12,999

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

•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals;
•	the progress of the development efforts of parties with whom we may enter into collaboration agreements;
•	our ability to secure manufacturing supply through relationships with third parties;
•	the commercialization of our product candidates, if and when approved
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the impact of COVID-19 on our ongoing phase 2a trial and Phase 1b clinical trial of FX-322 in age-related hearing loss, as well as our planned Phase 1b clinical trial of FX-322 in severe SNHL.

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

The income tax expense for the three and nine months ended September 30, 2020 represents taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Revenue	$11,247	$24,238	$(12,991)
Operating expenses:
Royalty	—	16,000	(16,000)
Research and development	10,153	5,221	4,932
General and administrative	6,512	4,269	2,243
Total operating expenses	16,665	25,490	(8,825)
Loss from operations	(5,418)	(1,252)	(4,166)
Interest income	74	624	(550)
Realized gain on investments	—	62	(62)
Foreign exchange gain (loss)	18	(9)	27
Loss before income taxes	(5,326)	(575)	(4,751)
Income taxes	(15)	—	(15)
Net loss	$(5,341)	$(575)	$(4,766)

Revenue

Revenue was $11.2 million for the three months ended September 30, 2020 and $24.2 million for the three months ended September 30, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the three months ended September 30, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided which started upon the signing of the Astellas Agreement in July 2019.

Royalty Expense

We are required to pay royalties under the MIT License on the receipt of fees for the sublicense of the MIT intellectual property. In the three months ended September 30, 2019, we expensed the $16.0 million royalty due MIT on the $80.0 million upfront fee received from Astellas. No royalties were due in the three months ended September 30, 2020.

Research and development expenses

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,792	$1,574	$1,218
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,467	2,344	2,123
Laboratory supplies	138	138	—
Outsourced research and development	1,800	726	1,074
Facility-related costs	365	315	50
Depreciation and amortization	205	124	81
Other research and development costs	386	—	386
Platform development, early-stage research and unallocated expenses total	7,361	3,647	3,714
Total research and development expenses	$10,153	$5,221	$4,932

Research and development expenses for the three months ended September 30, 2020 were $10.2 million, compared to $5.2 million for the three months ended September 30, 2019. The increase of $4.9 million was primarily due to an increase of $3.7 million in platform development, early-stage research and unallocated expenses and an increase of $1.2 million in FX-322 external research and development expenses.

The $2.8 million of FX-322 external development costs incurred for the three months ended September 30, 2020 consisted primarily of $2.7 million of clinical and development costs for the Phase 2a and other related clinical trials, including $0.5 million related to drug manufacturing and development. The $1.6 million of FX-322 external development costs incurred in the three months ended September 30, 2019 consisted primarily of $1.1 million of clinical development costs for the Phase 2a clinical trial of FX-322, including manufacturing costs for FX-322 to be used in clinical trials, and approximately $0.2 million of third party consulting costs.

The $7.4 million of platform development, early-stage research and unallocated expenses incurred for the three months ended September 30, 2020, consisted primarily of $4.5 million of employee-related costs, including $1.0 million of stock compensation expense, and $1.8 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $3.7 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributable to an increase of $2.1 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $1.1 million increase in outsourced research and development spending on development programs, excluding FX-322, and a $0.4 million increase in consulting expenses.

General and administrative expenses

General and administrative expenses were $6.5 million for the three months ended September 30, 2020, compared to $4.3 million for the three months ended September 30, 2019. General and administrative expenses increased by $2.2 million due primarily to an increase of $1.5 million in employee-related costs, including $1.1 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company, and an increase of $0.7 million in directors and officers insurance.

Interest income

Interest income was $0.1 million for the three months ended September 30, 2020 compared to $0.6 million for the three months ended September 30, 2019, due to the decrease in interest rates in the current year.

Income Taxes

Income tax expense of $15 thousand for the three months ended September 30, 2020 represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation which was incorporated and funded in the fourth quarter of 2019.

Realized gain on investments

Realized gain on investments was $0 for the three months ended September 30, 2020 as compared to a gain of $62 thousand for the three months ended September 30, 2019 due to changes in the market value of short-term marketable securities purchased in February 2019.

Foreign exchange gain (loss)

Foreign exchange gain was $18 thousand for the three months ended September 30, 2020 as compared to loss of $9 thousand for the three months ended September 30, 2019. The increase of $27 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Results of operations

Comparison of nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Revenue	$27,034	$24,238	$2,796
Operating expenses:
Royalty	—	16,000	(16,000)
Research and development	25,587	12,588	12,999
General and administrative	18,720	9,837	8,883
Total operating expenses	44,307	38,425	5,882
Loss from operations	(17,273)	(14,187)	(3,086)
Interest income	962	842	120
Realized gain on investments	65	88	(23)
Foreign exchange gain	27	4	23
Loss before income taxes	(16,219)	(13,253)	(2,966)
Income taxes	(60)	—	(60)
Net loss	$(16,279)	$(13,253)	$(3,026)

Revenue

Revenue was $27.0 million for the nine months ended September 30, 2020 and $24.2 million for the nine months ended September 30, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. Revenue of $16.0 million equal to the royalty expense under the MIT License was recognized as revenue in the nine months ended September 30, 2019. The remaining $64.0 million is being recognized as revenue using the input method over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided which started upon the signing of the Astellas Agreement in July 2019. Through September 30, 2020, we have recognized $55.9 million of the $80.0 million license fee as revenue.

Royalty Expense

We are required to pay royalties under the MIT License on the receipt of fees for the sublicense of the MIT intellectual property. In the nine months ended September 30, 2019, we expensed the $16.0 million royalty due MIT on the $80.0 million upfront fee received from Astellas. No royalties were due in the nine months ended September 30, 2020.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$6,151	$3,190	$2,961
Platform development, early-stage research and unallocated expenses:
Employee-related costs	12,343	5,743	6,600
Laboratory supplies	256	294	(38)
Outsourced research and development	4,089	2,332	1,757
Facility-related costs	1,079	710	369
Depreciation and amortization	473	319	154
Other research and development costs	1,196	—	1,196
Platform development, early-stage research and unallocated expenses total	19,436	9,398	10,038
Total research and development expenses	$25,587	$12,588	$12,999

Research and development expenses for the nine months ended September 30, 2020 were $25.6 million, compared to $12.6 million for the nine months ended September 30, 2019. The increase of $13.0 million was primarily due to an increase of $10.0 million in platform development, early-stage research and unallocated expenses and an increase of $3.0 million in FX-322 external research and development expenses.

The $6.2 million of FX-322 external development costs incurred for the nine months ended September 30, 2020 consisted primarily of $5.8 million of clinical and development costs associated with the Phase 2a and other related clinical trials of FX-322, including $1.6 million related to drug manufacturing and development, and $0.3 million of third party consulting costs. The $3.2 million of FX-322 external development costs incurred in the nine months ended September 30, 2019 consisted primarily of $1.9 million of clinical development costs for the Phase 1 and 2a clinical trials of FX-322, including manufacturing costs for FX-322 to be used in clinical trials, and approximately $0.6 million of third party consulting costs.

The $19.4 million of platform development, early-stage research and unallocated expenses incurred for the nine months ended September 30, 2020 consisted primarily of $12.3 million of employee-related costs, including $3.0 million of stock compensation expense, $4.1 million of outsourced research and development expense, and $1.2 million of other research and development costs. This increase of $10.0 million compared to the nine months ended September 30, 2019 is primarily attributable to an increase of $6.6 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $1.8 million increase in outsourced research and development spending on development programs, excluding FX-322, and a $1.2 million increase in consulting expenses.

General and administrative expenses

General and administrative expenses were $18.7 million for the nine months ended September 30, 2020, compared to  $9.8 million for the nine months ended September 30, 2019. General and administrative expenses increased by $8.9 million due to an increase of $5.4 million in employee-related costs, including $2.9 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and the impact of becoming a public company, and increases of $2.1 million in directors and officers insurance, and $1.0 million in public relations expense.

Interest income

Interest income was $1.0 million for the nine months ended September 30, 2019 compared to $0.8 million for the nine months ended September 30, 2019, due to an increase in cash equivalents and short-term investments.

Income Taxes

Income tax expense of $60 thousand for the nine months ended September 30, 2020 represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation which was incorporated and funded in the fourth quarter of 2019.

Realized gain on investments

Realized gain on investments was $65 thousand for the nine months ended September 30, 2020 as compared to $88 thousand for the nine months ended September 30, 2019 due to changes to the market value of short-term marketable securities purchased in February 2019.

Foreign exchange gain

Foreign exchange gain was $27 thousand for the nine months ended September 30, 2020 as compared to $4 thousand for the nine months ended September 30, 2019. The increase of $23 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract research organizations, or CROs, or contracting with contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, our IPO and the upfront payment under the Astellas Agreement. To date, we have raised approximately $358.8 million through a combination of convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, our IPO and the Private Placement. Our cash, cash equivalents and short-term investments totaled $224.2 million as of September 30, 2020.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(30,355)	$63,958
Net cash provided by (used in) investing activities	14,837	(23,690)
Net cash provided by financing activities	41,305	59,817
Increase in cash and cash equivalents	$25,787	$100,085

Cash flows for the nine months ended September 30, 2020

Operating activities

Net cash used by operating activities for the nine months ended September 30, 2020 was $30.4 million, consisting of a net loss of $16.3 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $8.2 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $22.3 million decrease in operating assets and liabilities, including a decrease of $27.0 million in deferred revenues from the upfront payment under the Astellas Agreement, and an increase in accounts payable and accrued expenses of $2.9 million and $0.9 million, respectively, and a decrease of $1.0 million in accounts receivable, prepaid expenses and other current assets.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $14.8 million, which was attributable to $17.1 million of redemptions of available for sale securities, partially offset by $2.3 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $41.3 million, primarily attributable to $40.1 million in net proceeds from the July 2020 Private Placement and $1.2 million in proceeds from the exercise of stock options.

Cash flows for the nine months ended September 30, 2019

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $23.7 million, consisting primarily of $23.0 million of net purchases of marketable securities and $0.6 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $59.8 million, consisting primarily of $62.0 million in net proceeds from the issuance of our Series C and Series B convertible preferred stock and $0.3 million of proceeds from the exercise of stock options.

Funding requirements

Our operating expenses increased substantially in the nine months ended September 30, 2020 and in the years ended December 31, 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K dated March 26, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $16.3 million, $19.8 million, $19.2 million and $20.2 million for the nine months ended September 30, 2020, and the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $85.2 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•

continue our Phase 2a trial of FX-322 in sensorineural hearing loss, or SNHL, our Phase 1b trial of FX-322 in age-related hearing loss, or ARHL, and commence additional clinical studies relating to FX-322, including our Phase 1b clinical trial in patients with severe SNHL;

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322. These expenditures will include costs related to the Phase 2a trial of FX-322 for the treatment of SNHL, the Phase 1b trial of FX-322 for the treatment of ARHL, and other planned clinical trials of FX-322, including our planned Phase 1b trial of FX-322 in patients with severe SNHL, and, if such trials are supportive, a planned registrational trial of FX-322, and any additional trials we conduct to support the development of FX-322. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, short-term investments of $224.2 million will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL, our Phase 1b trial of FX-322 for the treatment of ARHL, and other planned clinical trials of FX-322, including our Phase 1b trial of FX-322 for patients with severe SNHL, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2a trial and Phase 1b ARHL trial for FX-322, our other planned clinical trials of FX-322, including our planned Phase 1b trial in patients with severe SNHL, and the development of any other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;

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

•	the patient eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2a and Phase 1b clinical trials;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the nature of the trial protocol;
•	the existing body of safety and efficacy data with respect to the product candidate;
•	the proximity of patients to clinical sites;
•	our ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to a number of countries where we have planned or ongoing clinical trials and activities. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses, effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. The governor of Massachusetts has since implemented a phased re-opening plan.

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our employees have continued to work from home, while nearly a quarter to one-third of our workforce, mainly consisting of laboratory employees, have periodically worked in rotating teams to ensure on the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent rate after having paused activity during the state mandated lock down orders previously in effect, however, we have transitioned key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We had previously observed an impact from COVID-19 as a number of clinical trial sites had informed us that they have temporarily halted enrollment, though we completed enrollment on the Phase 2a clinical trial in September 2020. However, due to the uncertain nature of the effects of the outbreak, particularly in the United States, participation and retention in the trial may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our ongoing and planned clinical trials and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial and Phase 1b clinical trials in ARHL and severe SNHL) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2a trial and other ongoing and planned clinical trials of FX-322 for the treatment of SNHL. Our reliance on CROs for clinical development activities limits our control over these activities and we were not involved in developing our CRO’s policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•

any delay in the ultimate completion of our Phase 2a clinical trial, enrollment or ultimate completion of our Phase 1b clinical studies in ARHL and severe SNHL, and other planned clinical trials of FX-322 for the treatment of SNHL;

•

the results of the Phase 2a clinical trial, the Phase 1b clinical studies in ARHL and severe SNHL, or other planned clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same indication;

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of October 31, 2020, these holders beneficially own approximately 15.5% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

General Risk Factors

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

The offer and sale of all the shares in the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-233652), as amended, which was declared effective by the SEC on October 2, 2019. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. The IPO commenced on September 23, 2019 and terminated upon the closing of the sale of shares to the underwriters pursuant to the underwriters’ exercise in part of their over-allotment option on October 31, 2019. Upon completion of the IPO, inclusive of the underwriters’ exercise in part of their over-allotment option, we received approximately $79.7 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $9.3 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated October 2, 2019, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 on October 4, 2019.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

3.2.1	Amended and Restated Bylaws of Frequency Therapeutics, Inc. (redlined version of amended section)					***

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Securities Purchase Agreement, dated July 17, 2020 by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.1	7/21/2020

10.2	Registration Rights Agreement, dated July 17, 2020 by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.2	7/21/2020

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: November 16, 2020	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: November 16, 2020	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)