Form 10-K
period 2020-12-31
Frequency Therapeutics, Inc.
filed 2021-03-29
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2020, was $625.8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2021 was 34,177,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 1b and Phase 2a clinical trials and any planned additional Phase 2 clinical trials or Phase 3 clinical trials for FX-322 and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;

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

•

If we are unable to establish sales and marketing capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidate we develop, if approved; and

•

The COVID-19 pandemic has caused and could continue to cause disruptions to our business, including our preclinical studies, clinical trials and operations and could adversely impact our financial condition and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases and a global leader in the science and development of medicines for inner-ear cellular regeneration and hearing restoration. Our initial focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of patients with the most common form of hearing loss and build upon the potential of regenerative therapeutics for hearing. We believe we are a leading company using mitotic regeneration for cochlear sensory hair cell regeneration and that FX-322 has the potential to meaningfully improve overall hearing function and enhance quality of life.

Our proprietary approach, called Progenitor Cell Activation, or PCA, uses combinations of small molecules to activate progenitor cells within the body to create functional tissue.  These progenitor cells, which are closely related to stem cells, are already resident in the targeted location in the body and programmed to develop and differentiate into specific cell types within an organ, which we believe provide us the opportunity to pursue multiple proposed indications and develop potential treatments for an array of degenerative diseases throughout the body. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts focused on using our PCA approach to potentially remyelinate nerves in patients with multiple sclerosis, or MS and are advancing this program in collaboration with The Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge.

Our hearing program is for a condition called sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss, typically caused by permanent loss of sensory hair cells in the cochlea within the ear. Cochlear sensory hair cells can be lost by noise exposure, as a result of aging, certain viral infections or exposure to ototoxic drugs. FX-322 aims to treat the underlying cause of SNHL by regenerating hair cells through the activation of progenitor cells already present in the cochlea. In July 2019, we entered into a license and collaboration agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, under which we granted them rights to develop and commercialize FX-322 outside of the United States.  In September 2019, at the annual meeting of the American Academy of Otolaryngology, the principal investigator from our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL shared preclinical and clinical data that showed that FX-322 was well-tolerated with no serious adverse effects and that we observed statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sound. Specifically, thirty-three percent (33%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear. The study results were accepted for publication in the peer-reviewed journal Otology and Neurotology and were published in February 2021. They were also presented at the 2021 Association for Research in Otolaryngology 44th Annual Mid-Winter Meeting in February 2021.

In October 2019, we commenced dosing in a Phase 2a clinical trial of FX-322 and the FDA granted FX-322 Fast Track designation.  The goals of the trial are to further establish the hearing signal observed in the Phase 1/2 clinical trial, evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies. In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial. The results showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. While our interim data showed that WR scores increased across all groups, repeated weekly injections appeared to dampen the hearing benefit observed compared to other single injection-studies. The interim results also showed an unexpected apparent level of hearing benefit in the placebo group that did not occur in previous trials and exceeded well-established published standards. No treatment-related serious adverse events were observed in the study.

In May 2020, we announced top-line data from an exploratory clinical study in Germany that we believe demonstrated that FX-322 effectively reached the cochlea at levels predicted, based on computer models, to be therapeutically active. Results from the exploratory study showed measurable concentrations of FX-322 in every sample analyzed and that anatomical factors did not prevent FX-322 from reaching the cochlea. The study results were based on analyzing samples of cochlear fluid, known as perilymph, taken intraoperatively from patients undergoing cochlear implant surgery. A total of seven patients received a single intratympanic injection of FX-322, enabling researchers to directly measure the level of FX-322 in perilymph, which is not otherwise feasible in inner-ear studies because accessing the cochlea involves an invasive surgical procedure. Study patients were followed for approximately 30 days after the procedure and no serious treatment related adverse events were observed.  The results of this study were included in the article accepted for publication in Otology and Neurotology and published in February 2021.

In June 2020, we shared preliminary findings from a longer-term, follow-up study of certain patients that had been treated with FX-322 in the randomized portion of the Phase 1/2 clinical trial, where we observed improvements in certain key measures of hearing loss. WR tests were performed for five patients at timepoints between 12- and 21-months following FX-322 administration. Four of the patients that were observed to have statistically significant WR scores during the Phase 1/2 clinical trial were observed to have maintained the hearing benefit, three of which remained at statistically significant levels. An additional patient who did not achieve a statistically significant improvement in WR during the Phase 1/2 clinical trial was also retested and it was observed that the WR score had returned to baseline. The results of this study were presented at the American Academy of Otolaryngology – Head & Neck Surgery meeting in September 2020.

In March 2021, we announced new data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability. The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two (n=32) subjects completed the 90 day clinical assessment period and, at day 90 following dosing, thirty-four percent (34%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

We commenced a Phase 1b clinical trial of FX-322 for age-related hearing loss in October 2020. The clinical trial is a double-blind, placebo-controlled, randomized multicenter safety study of up to 30 individuals aged 66-85 with mild to moderately severe age-related hearing loss. The primary objectives of the Phase 1b study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in an older adult cohort. Study participants will be randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, WIN, and pure tone audiometry will be used. Safety, otologic and audiologic assessments will be conducted at day 30 and 90 following administration of FX-322 or placebo. We expect to share results from this clinical trial in the second quarter of 2021.

We commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL in November 2020. Severe SNHL is defined as a pure tone average deficit between 71-90 dB. Many patients with this clinical profile typically would be candidates for cochlear implants. This clinical trial employs a similar design to the age-related Phase 1b clinical trial that is currently underway. We expect to share results from this clinical trial in the third quarter of 2021.

To date, no drug therapies have been approved by the FDA or, to our knowledge, by other regulatory bodies, for the treatment of SNHL. Existing devices such as hearing aids amplify sounds but do not replace hair cells, which have roles in clarifying sound and improving speech intelligibility, particularly in noisy environments. Hearing aids also cannot repair the underlying pathology of hearing loss. While hearing loss is often thought to be caused by aging, the condition is strongly correlated with living in an industrialized society. According to the World Health Organization, or WHO, 1.5 billion people, 20% of the world’s population, suffer from some degree of hearing loss worldwide, and, according to the National Institutes of Health, or NIH, more than 90% of people with hearing loss have SNHL. Based on our estimates, we believe that 41 million people in the United States alone have SNHL. The WHO also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure.

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

Our MS program focuses on activating oligodendrocyte progenitor cells in the central nervous system to repair the myelin sheath that protects nerves and may have the potential to reverse damage done by the disease. We established an internal research program using PCA to drive remyelination as a potential therapy for MS and have identified compounds that display promising preliminary preclinical results in an in vivo model of remyelination. Our research efforts are focused on optimizing these compounds and identifying a lead therapeutic candidate to advance into clinical trials. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this approach at Cambridge University.

Impact of COVID-19

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Annual Report, the majority of our employees continue to work from home, while nearly a quarter to one-third of our workforce, consisting of mainly laboratory personnel, have periodically worked in rotating teams to ensure the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent level after a period of paused activity due to state lock down orders previously in effect. While we have resumed experiments at our Farmington site, we have transitioned certain key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We are also have taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, while no significant disruptions have occurred, the COVID-19 pandemic may cause such disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

Our product pipeline

The following table summarizes our PCA therapeutic candidate pipeline and discovery research programs:

Program Momentum and Expansion

Sensorineural Hearing Loss (SNHL)	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
FX-322 Phase 2a – 202 Study* Study of noise induced and sudden SNHL patients with mild to moderately severe acquired SNHL, ages 18 – 65	Day-90 data analysis shared March 2021, end of study read out in late Q2 2021				
FX-322 Phase 1b – 111 Study* Open-label safety study focused on administration conditions for FX-322. Subjects had mild to severe SNHL, ages 18 – 65	Study enrolled with 33 subjects, completed March 2021				
FX-322 Phase 1b – 112 Study Study of mild to moderately severe age-related hearing loss patients, ages 66 - 85	Study fully enrolled with 30 subjects, read out planned for Q2 2021				
FX-322 Phase 1b – 113 Study Study of patients with severe SNHL, ages 18 – 65	Study commenced in Q4 2020, read out planned for Q3 2021				

* Studies had interim read outs, March 2021

	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
Remyelination in Multiple Sclerosis

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

Our leadership team includes experienced biotech executives David L. Lucchino, our Chief Executive Officer and co-founder, Christopher R. Loose, our Chief Scientific Officer and co-founder, Peter P. Pfreundschuh, our Chief Financial Officer, Carl P. LeBel, our Chief Development Officer, Dana C. Hilt, our Chief Medical Officer, Quentin McCubbin, our Chief Manufacturing Officer, Michael D. Bookman, our General Counsel, and Wendy S. Arnold, our Chief People Officer. We have also assembled a world-class team of leaders in regenerative biology, otology, drug development, and drug delivery. Our Clinical Advisory Board is comprised of leaders in hearing science and technology who shape how the community thinks about hearing function and restoration. Our Regenerative Medicine Advisory Board members are at the forefront of scientific discovery on the activation of progenitor cells and their potential application to therapeutic interventions in diseases of multiple tissues and organs.

Our strategy

We intend to create and commercialize therapeutics to potentially transform the lives of patients by repairing or reversing damage done to cells, tissue, and organs. To do so, we are implementing the following strategies:

•

Advance development of a single dose regimen of FX-322 for the treatment of SNHL. We believe our lead product candidate has the potential to improve hearing function for the millions of patients affected by SNHL who currently have no therapeutic options. We now have two independent, single-dose studies in patients with mild to severe SNHL that showed a hearing signal with FX-322 and with statistically significant improvements in speech intelligibility. The interim results from our Phase 2a study demonstrated that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Therefore, we plan to advance further development of FX-322 as a single dose regimen.

•

Establish our position as a global leader in the field of hearing function. We plan to continue to grow our discovery organization and add experts in the field of otology to drive the optimization of our PCA approach for the treatment of hearing loss. We also plan to expand our presence in the field of hearing restoration and to work closely with the broader community of advocates, physicians, and payors to bring new treatments to patients globally.

•

Expand the opportunities of our PCA platform beyond hearing. We believe our PCA platform has the potential to address a wide range of clinical applications. We will continue to invest in research and development to enhance our PCA platform with the goal of delivering new therapeutics in additional indications, such as diseases of the muscle, gastrointestinal tract, skin, and bone. We identified MS as a disease where PCA has the potential to produce a restorative effect by stimulation of oligodendrocyte precursor cells (OPCs) to myelinate axons. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge, on approaches to promote remyelination of nerve fibers. We established an internal research program using PCA to drive remyelination as a potential therapy for MS and have identified compounds that display promising preliminary preclinical results in an in vivo model of remyelination. Our research efforts are focused on optimizing these compounds and identifying a lead therapeutic candidate to advance into clinical trials. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this approach at Cambridge University.

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

Frequency Progenitor Cell Activation (PCA) Approach

Inactive
Progenitor
ACTIVATED
Progenitor
Asymmetric division
using native programs
Inactive
Progenitor Cell
+
Functional
Target Cell
Combinations of small
molecules designed to
activate progenitor cells

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

Our hearing program

We first applied our PCA platform to create FX-322, our lead product candidate designed to restore hearing function in patients with SNHL. We completed a Phase 1/2 clinical trial in 23 patients with stable SNHL in which we observed a statistically significant improvement in WR, a key measure of hearing function, and FX-322 was observed to be well-tolerated. Specifically, thirty-three percent (33%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear. In May 2020, we shared clinical data that showed delivery of FX-322 to the cochlea at levels predicted to reach the therapeutically active range of the treatment. In September 2020, at the American Academy of Otolaryngology annual meeting, we presented data showing sustained improvements in speech intelligibility and audibility measures in patients up to 21 months after receiving an initial dose of FX-322 in our Phase 1/2 study. The Phase 1/2 and cochlear delivery study results were accepted for publication in the peer-reviewed journal Otology and Neurotology and were published in February 2021. We believe that FX-322 has the potential to meaningfully improve overall hearing function and significantly enhance quality of life for patients with hearing loss.

In October 2019, we commenced dosing in a Phase 2a clinical trial of FX-322 and the FDA granted FX-322 Fast Track designation.  The goals of the trial are to further establish the hearing signal observed in the Phase 1/2 clinical trial, evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies. In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial. The results showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. No treatment-related serious adverse events were observed in the study. In the four-arm Phase 2a study, 95 subjects aged 18-65 are being evaluated for hearing improvement using WR, Words-In-Noise, or WIN, pure tone audiometry and additional exploratory measures. All subjects were administered a total of four weekly intratympanic injections comprised of zero, one, two, or four doses of FX-322 with the balance of injections comprised of placebo doses. While our interim data showed that WR scores increased across all groups, repeated weekly injections appeared to dampen the hearing benefit observed compared to other single injection-studies. The Phase 2a interim results also showed an unexpected apparent level of hearing benefit in the placebo group that did not occur in previous trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given these challenges observed in the Phase 2a study design, the interim results showed no discernible hearing benefit of FX-322 over placebo.

In May 2020, we announced top-line data from an exploratory clinical study in Germany that we believe demonstrated that FX-322 effectively reached the cochlea at levels predicted, based on computer models, to be therapeutically active. Top-line results from the exploratory study showed measurable concentrations of FX-322 in every sample analyzed and that anatomical factors did not prevent FX-322 from reaching the cochlea. The study results were based on analyzing samples of cochlear fluid, known as perilymph, taken intraoperatively from patients undergoing cochlear implant surgery. A total of seven patients received a single intratympanic injection of FX-322, enabling researchers to directly measure the level of FX-322 in perilymph, which is not otherwise feasible in inner-ear studies because accessing the cochlea involves an invasive surgical procedure. Study patients were followed for approximately 30 days after the procedure and no serious treatment related adverse events were observed. The study results were accepted for publication in the peer-reviewed journal Otology and Neurotology and were published in February 2021.

In June 2020, we shared preliminary findings from a longer-term, follow-up study of certain patients that had been treated with FX-322 in the randomized portion of the Phase 1/2 clinical trial, where we observed improvements in certain key measures of hearing loss. WR tests were performed for five patients at timepoints between 12- and 21-months following FX-322 administration. Four of the patients that were observed to have statistically significant WR scores during the Phase 1/2 clinical trial were observed to have maintained the hearing benefit, three of which remained at statistically significant levels. An additional patient who did not achieve a statistically significant improvement in WR during the Phase 1/2 clinical trial was also retested and it was observed that the WR score had returned to baseline. The results of this study were presented at the American Academy of Otolaryngology – Head & Neck Surgery meeting in September 2020.

In March 2021, we announced new data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability. The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two (n=32) subjects completed the 90 day clinical assessment period and, at day 90 following dosing, thirty-four percent (34%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

As shown in the graph below, we now have two independent, single-dose studies in patients with mild to severe SNHL that showed a hearing signal with FX-322 and with statistically significant improvements in speech intelligibility.

Day 90 Word Recognition Scores Across Studies
% Exceeding Absolute 10%
40%
30%
20%
10%
0%
Placebo (n=8)
FX-322 (n=15)
Untreated (n=32) *
FX-322 (n=32) *
FX-322-201 Phase 1b
FX-322-111 Phase 1b

*Total of 33 patients enrolled in study, 32 Subjects completed 90 day clinical assessment period

Impact and prevalence of hearing loss

According to the WHO, 1.5 billion people suffer from some degree of hearing loss worldwide, and, according to the NIH, more than 90% of people with hearing loss have SNHL. Based on our estimates, we believe that approximately 41 million people in the United States alone have SNHL. The WHO also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure. In middle- and high-income countries, the WHO estimates that nearly 50% of people aged 12 to 35 listen to personal audio devices at unsafe sound levels. Moreover, damage from noise exposure in early childhood can render the ears more susceptible to the effects of aging. Noise exposure is difficult to avoid in modern society. Noise at restaurants, for example, routinely climbs into the high 70-decibel, or dB, range, equivalent to a canister vacuum cleaner, and sometimes to the mid-80 dB, as loud as a nearby diesel truck.

U.S. prevalence of SNHL, ranging from mild to moderate to severe, is shown in the graph below, which is from data from the National Center for Health Statistics (NCHS). Each SNHL patient population is being studied in the current FX-322 clinical program.

After a patient first complains of hearing loss, which is most often to their primary care physician, patients with SNHL are managed by audiologists and otolaryngologists, who are trained as ear, nose, and throat specialists, or ENTs. In the United States, there are about 13,000 audiologists and about 12,500 ENTs. Developing a therapeutic to potentially modify an underlying cause of SNHL may provide a critically important treatment option for this group of health-care providers and their patients.

There are also further direct and indirect impacts on individuals suffering from SNHL. Hearing loss profoundly affects an individual’s ability to participate in the social interactions of daily life, which can lead to feelings of loneliness, isolation, and frustration. Untreated hearing loss is associated with a 50% increase in dementia and a 40% increase in depression. Adults with hearing loss also have higher unemployment rates than non-hearing-impaired adults, and a relationship between hearing loss and diminished employment and advancement opportunities has been reported. According to a 2020 study in the medical journal The Lancet, hearing loss is the largest modifiable risk factor for developing dementia.

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

Humans are born with about 15,000 hair cells in the cochlea of each ear. Hair cells are commonly lost due to noise exposure in work settings, travel or leisure activities, or as a result of aging, certain viral infections or exposure to ototoxic drugs. Lost hair cells do not spontaneously regenerate. Over time, hearing loss can accumulate with greater prevalence at high frequencies. The left panel of the figure below shows a picture of the inside of a healthy cochlea, with one row of inner hair cells, or IHCs, and three rows of outer hair cells, or OHCs. OHCs amplify or dampen sound volume and tune the cochlea to detect specific frequencies. IHCs convert sound waves into nerve impulses that are sent to the auditory nerve. Functional hair cells allow the auditory system to focus on a sound and filter it appropriately throughout the cochlea. The right panel in the below image, adapted from Ryan AF PNAS 2000, shows a cochlea after noise damage, with both IHCs and OHCs missing.

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

Audibility is determined by measuring hearing function at different levels of loudness and pitch or frequency. Patients are most often tested using pure tone audiometry, in which a tone is played at a particular frequency and patients are asked to indicate whether they can hear the tone at varying levels of loudness. Loudness is recorded in dB HL. Frequency is recorded in Hertz, or Hz, and is generally measured in the range of 250 to 8000 Hz. According to the WHO, normal hearing is defined as the ability to hear sounds at a loudness value of less than 26 dB HL, which is the average of loudness values measured at a range of low, middle, and high frequencies, such as 500, 1000, 2000, and 4000 Hz. The larger the loudness value needed for a patient to hear sounds the greater the decline in hearing function, or more severe hearing loss. The graphic below depicts the severity of hearing loss across a range of frequencies based on the American Speech-Language-Hearing Association scale.

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

The image below shows delivery of FX-322 via intratympanic injection.

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

We also conducted ex vivo testing in intact cochlea isolated from mice. To cause hair cell loss, we exposed the cochlea for 16 hours to an aminoglycoside antibiotic that is toxic to hair cells. We then treated the cochlea for 72 hours with the compounds comprising the active agents in FX-322. Aminoglycoside treatment (left panel in the figure below) killed more than 80% of the hair cells in the cochlea (shown in green). By contrast, cochlea treated with the compounds in FX-322 (shown in the right panel) regenerated hair cells to a near native level, as shown graphically in the right panel.

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

Percent of Animals with Hearing Recovery ≥10dB
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Placebo
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

In addition to the prospective analysis, we conducted a prospective statistical analysis where we tested whether the Day 90 WR value for each patient fell outside of the 95% confidence interval compared to their baseline WR value. A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. In this patient-by-patient analysis, we observed statistically significant and clinically meaningful increases in WR in four of 15 patients treated with FX-322 at Day 90, who were among the six FX-322 patients that had moderate to moderately severe SNHL (as shown in the figure below).We also observed improvements for the two remaining FX-322 patients in the study that had moderate to moderately severe SNHL in the range of 30-50% from their baseline score, but these improvements were not statistically significant.

In June 2020, we shared preliminary findings from a follow-up study we conducted that assessed durability of the WR improvements beyond 90 days at a single follow-up visit from 407 to 639 days post-FX-322 administration in five of the subjects that showed a response in the Phase 1/2 trial (the 6th patient was unable to participate in the follow-up study). The mean percentage of words correct in the treated ear was 38.4% at baseline, 69.6% at day 90, and 54.8% at follow-up. Three of five subjects showed statistically significant improvements in WR at the follow-up visit compared to baseline (see following figure). We believe that the results suggest that a single dose of FX-322 can result in durable improvements in speech intelligibility and support further investigation of the efficacy of FX-322.

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

We also performed a post hoc analysis on WR and WIN data for the Phase 1/2 study. The analysis showed a statistically significant improvement in WR by all FX-322-treated patients versus all placebo patients (p=0.010). A p value is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant. The data in the figures below are presented as adjusted mean relative percent change from baseline. FX-322 treated patients saw improvements in WR as early as 15 days after treatment that were sustained over 90 days.

As shown in the figure below for WIN, the adjusted mean relative percent change from baseline was assessed at 15, 30, 60, and 90 days after injection, and a trend in improvement was seen in FX-322-treated patients versus placebo. Also, there were non-statistically significant trends in improved WIN scores at Day 90 in the four FX-322, treated patients that had statistically significant and clinically meaningful improvements in WR in the prospective statistical analysis.

The same WR data was published in Otology and Neurotology in February 2021, as shown in the figure below. In compliance with the publication’s policy, the data was presented with standard error, resulting in a slightly different adjusted mean and p value. Despite the change, the results were consistent with the figure above.

As shown in the figure below, published in Otology and Neurotology in February 2021, speech recognition in a noisy background also improved over time for FX-322-treated patients versus placebo patients. Performance was quantified as the signal-to-noise ratio, or SNR, consistent with 50% correct WR, with lower SNR values indicating better speech perception in background noise. Analyses showed a significant improvement in average SNR from baseline to Day 90 in FX-322-treated patients versus placebo patients.

We also assessed audiometric changes from 250 Hz to 8000 Hz for all patients. Since drug enters closest to the high frequency region, the greatest drug exposure is expected to occur in the high frequency region. While no statistical differences were observed at any frequency when comparing pooled treatment groups, four of the moderate to moderately severe FX-322 patients showed a 10 dB threshold improvement at 8000 Hz at Day 90.

Phase 2a clinical trial

Based on our analysis of the data from our Phase 1/2 clinical trial, we initiated a randomized, double-blind, placebo-controlled, single- and repeat-dose Phase 2a clinical trial of FX-322 in the fourth quarter of 2019. In September 2020, we completed enrollment of 95 patients across 16 sites in the Phase 2a clinical trial. As in the Phase 1/2 clinical trial, patients were required to have a documented medical history consistent with either stable NIHL or stable SSNHL, meaning that a patient’s hearing deficit has remained consistent over a defined period of time based on a patient’s audiograms.   All subjects in the clinical trial have meaningful WR deficits including patients who are considered to have “mild” hearing loss.

To explore how a single dose compares to multiple doses of FX-322, we randomized patients to one of four groups, each of which received four injections, once per week at weekly intervals starting at the initial visit. Group 1 received one injection of FX-322 and three injections of placebo. Group two received two injections of FX-322 and two injections of placebo. Group three received four injections of FX-322. Group four received four injections of placebo. Patients have follow-up visits two weeks after dosing and then monthly for seven months. The efficacy endpoints of this trial are WR, WIN, and pure tone audiometry in the range of 250 to 8000 Hz. The exploratory efficacy endpoints are the TFI, the HHIA, and pure tone audiometry in the range of 9000 to 16000 Hz. The selection of the efficacy endpoints in this study builds on the learnings from the Phase 1/2 trial, and we believe will add to our knowledge on the potential ways in which FX-322 may improve hearing function.

In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial. The results showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. No treatment-related serious adverse events were observed in the study. In the four-arm Phase 2a study, 95 subjects aged 18-65 were evaluated for hearing improvement using WR, WIN, pure tone audiometry and additional exploratory measures. All subjects were administered a total of four weekly intratympanic injections comprised of zero, one, two, or four doses of FX-322 with the balance of injections comprised of placebo doses. While WR scores increased across all groups, the interim data showed that repeated weekly injections appeared to dampen the hearing benefit observed compared to other single injection-studies. The Phase 2a interim results also showed an unexpected apparent level of hearing benefit in the placebo group that did not occur in previous trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given these challenges observed in the Phase 2a study design, there was no discernible hearing benefit of FX-322 over placebo. We plan to report an analysis of the end of Phase 2a data (210 days) late in the second quarter of 2021.

Phase 1b clinical studies

In March 2021, we announced new data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability. The results showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two (n=32) subjects completed the 90 day clinical assessment period and, at day 90 following dosing, thirty-four percent (34%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

We commenced a Phase 1b clinical trial of FX-322 for age-related hearing loss in October 2020. The clinical trial is a double-blind, placebo-controlled, randomized multicenter safety study of up to 30 individuals aged 66-85 with mild to moderately severe age-related hearing loss. The primary objectives of the Phase 1b study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in an older adult cohort. Study participants will be randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, WIN, and pure tone audiometry will be used. Safety, otologic and audiologic assessments will be conducted at day 30 and 90 following administration of FX-322 or placebo. We expect to share results from this clinical trial in the second quarter of 2021.

We commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL in November 2020. Severe SNHL is defined as a pure tone average deficit between 71-90 dB. Many patients with this clinical profile typically would be candidates for cochlear implants. This clinical trial employs a similar design to the age-related Phase 1b clinical trial that is currently underway. We expect to share results from this clinical trial in the third quarter of 2021.

Other Clinical Studies

In May 2020, we announced top-line data from an exploratory clinical study in Germany that we believe demonstrated that FX-322 effectively reached the cochlea at levels predicted, based on computer models, to be therapeutically active. Top-line results from the exploratory study showed measurable concentrations of FX-322 in every sample analyzed and that anatomical factors did not prevent FX-322 from reaching the cochlea. The study results were based on analyzing samples of cochlear fluid, known as perilymph, taken intraoperatively from patients undergoing cochlear implant surgery. A total of seven patients received a single intratympanic injection of FX-322, enabling researchers to directly measure the level of FX-322 in perilymph, which is not otherwise feasible in inner-ear studies because accessing the cochlea involves an invasive surgical procedure. Study patients were followed for approximately 30 days after the procedure and no serious treatment related adverse events were observed. The study results were included in the article accepted for publication in the journal Otology and Neurotology and were published in February 2021.

Our multiple sclerosis (MS) program

We have initiated a discovery and preclinical program in MS after identifying MS as a degenerative disease that has the potential to be treated with small molecules that activate oligodendrocyte progenitor cells, or OPCs, leading to remyelination. In 2017, we initiated a relationship with Scripps, where researchers had discovered that anti-muscarinic and other classes of pharmacologic agents activate OPCs in the brain. We are pursuing this and other approaches to stimulating myelination of axons in MS. Oligodendrocytes are responsible for making myelin, which accelerates the conduction of information through the brain and provides metabolic support for axons. We believe that stimulating progenitor cells in the central nervous system to grow oligodendrocytes and remyelinate axons could potentially reverse the damage caused by the immune system in MS. The presently approved therapies for MS suppress demyelination but do not repair the damage to myelin.

The potential for anti-muscarinic drugs to treat the symptoms of MS was supported by an independently-run, double-blinded Phase 2 cross-over study entitled Clemastine Fumarate as a Remyelinating Therapy for Multiple Sclerosis (ReBUILD), conducted at the University of California, San Francisco. In the ReBUILD study, 50 adult, relapsing-remitting MS patients with optic neuropathy were randomized to either clemastine, which has anti-muscarinic and anti-histaminic activity, or placebo, both in combination with standard of care. The primary endpoint of the study was visual evoked potential latency, or VEP, a test commonly used for optic neuritis and other demyelinating events, such as MS. Patients treated with clemastine showed an improvement in VEPs indicating remyelination of optic nerve axons. The results of this study were published in the medical journal The Lancet and showed a statistically significant improvement in VEP in patients treated using a single agent, clemastine. Other agents which have been reported to show remyelinating activity in MS patients include a Histamine receptor 3 (H3) inverse agonist and Bexarotene (an RXR antagonist). In all of the above studies the remyelinating effects were reported based on measures of nerve function (electrophysiology) or imaging (MRI imaging).  These methods are considered to be measures or biomarkers of the degree of remyelination, supporting the idea that remyelination may be possible in MS patients.

We have been applying our expertise in finding synergistic combinations of small molecules for activating progenitor cells to the treatment of MS. We believe that combinations of the agents may be more active than single agents such as clemastine. The increased remyelination activity may lead to a clinical benefit in patients with MS. We have licensed the worldwide rights to the related Scripps patent estate and are continuing to advance this discovery both on our own and through a sponsored research arrangement with Scripps. Through this work we have discovered combinations that enhance both in vitro and in vivo remyelination over single agents, and have obtained a worldwide, exclusive license from Cambridge for one such combination. We established an internal research program using PCA to drive remyelination as a potential therapy for MS and have identified compounds that display promising preliminary preclinical results in an in vivo model of remyelination. Our research efforts are focused on optimizing these compounds and identifying a lead therapeutic candidate to advance into clinical trials. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this approach at Cambridge University.

In 2020 we established an internal research and discovery effort to identify novel compounds that activate OPCs and induce remyelination in animal models of MS. The goal of the program is to identify product candidates that are novel and that show significantly more remyelination activity than existing remyelination agents.

Overview of multiple sclerosis

According to the National Multiple Sclerosis Society, nearly one million people in the United States are living with MS. The symptoms of MS include numbness or tingling, weakness, dizziness and vertigo, spasticity, vision problems, sexual problems, bladder or bowel problems, pain, cognitive changes, emotional changes, and depression. Most MS is initially relapsing-remitting MS in which patients experience periods of new or relapsing symptoms followed by recovery and periods of remission. Early in the disease course, the patients are able to remyelinate the demyelinated nerves at least in part. As the disease progresses the ability of the body to remyelinate axons significantly decreases. This leads to progressive and irreversible neurological deficits.

The FDA has approved a number of disease-modifying therapies for MS that reduce the immune system attack on myelin, which may reduce the number of relapses, delay progression of disability, and limit new disease activity. However, none of these products repair the central nervous system or lead to remyelination of the nerve fibers, and there is no cure for MS. There are no FDA approved remyelinating therapies for MS. Our program aims to induce OPCs to become functional myelinating oligodendrocytes leading to myelin repair.

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

Commercialization

We intend to directly market and commercialize our lead product candidate, FX-322 for the treatment of SNHL, if approved in the United States, by developing our own sales and marketing force, targeting ENTs and audiologists. Under the Astellas Agreement, Astellas has the right to market and commercialize FX-322 for the treatment of SNHL, and any other products containing both a GSK-3 inhibitor and an HDAC inhibitor if approved, outside of the United States. For any other product candidates that are not part of the Astellas Agreement and that may be approved, we intend to establish marketing and commercialization strategies for each as we approach potential approval and expect to be able to leverage our then-existing sales and marketing force.

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

In an effort to secure our intellectual property positions we generally file patent applications directed to our programs.  As of March 19, 2021, we owned, licensed, or have an option to license 38 patent families.  These patent families include 6 pending Patent Cooperation Treaty (PCT) applications, 22 U.S. patents, 35 ex-U.S. patents, 83 pending ex-U.S. patent applications, and 27 pending U.S. utility applications.

The intellectual property portfolio for our lead programs as of February 28, 2021, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Hearing loss

The patent portfolio for our Hearing Loss program is based upon our owned and in-licensed patent families that include patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat hearing loss; and specifically directed to compositions of matter of our lead product FX-322, pharmaceutical compositions of FX-322 and methods of using the same to treat hearing loss. The in-licensed patents and patent applications are subject to license agreements with Massachusetts Institute of Technology and Massachusetts Eye and Ear Infirmary described herein. As of March 19, 2021, we have rights to, through ownership and in-licensing, 31 patent families, including 17 U.S. patents, 32 ex-U.S. patents, 21 pending U.S. utility patent applications, 65 pending ex-U.S. patent applications, and 5 pending PCT applications relate to treating hearing loss, both generally and related to FX-322. While we believe that the specific and generic claims contained in our issued U.S. patents provide protection for the composition of matter and the method of using FX-322 to treat hearing loss and/or diseases associated with the absence or lack of certain tissue cells, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our lead product FX-322, are projected to have a statutory expiration date in between 2035 and 2040, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

Multiple sclerosis program

We plan to use a similar intellectual property strategy when building protection with respect to other programs. Within our MS program, we advise on a portfolio of intellectual property directed to the treatment of MS, through ownership and exclusive in-licensing from Scripps and Cambridge Enterprise. As of March 19, 2021, no development candidate has been designated, but the intellectual property portfolio for our MS research program currently includes 4 patent families including 3 U.S. patents, 3 ex-U.S. patents, 4 pending U.S. utility patent applications, and 11 ex-U.S. patent applications. While we believe that the specific and generic claims, contained in our U.S. and ex-U.S. patents provide protection for the claimed pharmaceutical compositions and methods of use third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our MS are projected to have a statutory expiration date between 2032 and 2039, excluding any additional term for patent term adjustments or patent term extensions. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

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

We and Astellas have agreed to jointly develop the Astellas licensed products, including potentially carrying out joint studies. Each party has agreed to use commercially reasonable efforts to carry out development activities assigned to it under an agreed-upon development plan. Astellas has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas licensed product in SNHL and in age-related hearing loss, in each case, in one major Asian country and one major European country. We have agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas licensed product in the United States. Astellas has the sole right to commercialize the Astellas licensed products outside of the United States, and we have the sole right to commercialize the Astellas licensed products in the United States. Astellas has agreed to use commercially reasonable efforts to commercialize Astellas licensed products in a major Asian country and a major European country following receipt of regulatory approval in such countries.

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

We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT licensed product. We have satisfied certain obligations related to preclinical and clinical studies and the filing of an IND for a first MIT licensed product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase III clinical trial for such product within five years of the IND filing for such product, (ii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such product, and (iii) to make a first commercial sale of such product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product. If we fail to meet our development obligations, other than those relating to a second MIT licensed product, MIT may terminate the MIT License. In the event that we have failed to fulfill our development timeline obligation with respect to a second MIT licensed product and fail to cure such breach within 90 days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

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

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We met one of our milestone timeline obligations by dosing a first patient in a Phase II trial by December 31, 2020. We are still subject to a milestone timeline obligation to dose a first patient in a Phase III trial by December 31, 2024. We do not control the filing, prosecution, enforcement, and defense of any licensed patent rights.

Upon entering the MEE License, we made a $20 thousand license fee payment. We are obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEE patent family case number included in the licensed MEE patent rights prior to first commercial sale of an MEE licensed product. We are also obligated to pay a minimum annual royalty payment of $15 thousand per each MEE patent family case number included in the licensed MEE patent rights after first commercial sale of an MEE licensed product. We are also obligated to make milestone payments up to $350 thousand on each product or process that incorporates the licensed patent rights. In addition, we have agreed to pay a low single-digit royalty on products and processes that incorporate the licensed patent rights.

The MEE License remains in effect until all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned, unless terminated earlier. We have the right to terminate the MEE License at will by 30 business days’ advance written notice to MEE. MEE has the right to terminate the MEE License (i) if we fail to make any payment due within 30 business days after MEE notifies us of such failure, (ii) if we fail to maintain required insurance, (iii) upon 45 business days’ written notice if we become insolvent, or (iv) for any other default by us that is not cured within 60 business days of receipt of written notice. MEE also has the right to terminate if we or our affiliates challenge the validity of the licensed patent rights.

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

We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations, which may be extended in certain circumstances as set forth in the CALIBR License to: (i) submit an IND (or equivalent) for a CALIBR licensed product by the 30th month after the effective date of the CALIBR License, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR licensed product by the fourth anniversary of the effective date of the CALIBR License, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by the sixth anniversary of the effective date of the CALIBR License. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

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

In September 2020, we extended the term of the Scripps option agreement through the end of December 2021. As consideration for this extension, we are required to make additional funding payments of $0.6 million to Scripps through December 2021. We have the right to terminate by giving 90 days’ advance written notice. Scripps has the right to terminate in the event of nonpayment by us that remains uncured for 10 days. Each party has the right to terminate in the event of the other party’s material breach that remains uncured for 60 days or if the other party becomes bankrupt.

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

We are aware of the following treatment options in the areas that we are initially targeting:

Hearing loss

There are dozens of hearing aid brands, although approximately 80% of these devices are manufactured by four leading companies. There are three manufacturers of cochlear implants that market in the United States. We are also aware of multiple companies developing therapeutics to treat various forms of hearing loss. There are two companies with potential therapies to regenerate hair cells currently in clinical trials. Novartis conducted a Phase 1/2 trial with intracochlear delivery of an adenovirus-based gene therapy in subjects with severe to profound hearing loss, the data from which has not been shared to date, and Audion Therapeutics is conducting a Phase 2 study of its notch inhibitor, LY3056480, and Pipeline Therapeutics is conducting a Phase 1/2 study of its gamma secretase inhibitor. In 2020 Otonomy, Inc. disclosed top level data from a Phase 1/2 study of OTO-413, a sustained-exposure formulation of brain-derived neurotrophic factor, in subjects with a condition described as speech-in-noise impairment. In addition, Sensorion, a clinical stage company is conducting a Phase 2 study to treat sudden SNHL. There are also multiple programs in early-stage or preclinical development by pharmaceutical and biotechnology companies. In addition, there are several companies with programs to regrow neurons in the cochlea to treat hearing loss, and companies developing otoprotective therapies, which are intended to reduce damage to hair cells.

Multiple sclerosis

There are multiple therapeutic options for treating the symptoms of MS, as well as the underlying disease. However, all approved therapies are directed at blocking demyelination, and, to our knowledge, there are no approved therapies which promote remyelination. We are aware of numerous efforts to identify drugs or biologics that can stimulate oligodendrocyte regeneration and myelin repair in the central nervous system. These include Acorda Therapeutics which has conducted two Phase 1 trials of its monoclonal antibody rHIgM22 in MS patients. Convelo Therapeutics is developing potential remyelinating compounds that inhibit enzymes in the brain involved in the production of cholesterol for which they planned to begin clinical trials in 2019, while Pipeline Therapeutics is developing a selective M1 receptor antagonist to treat multiple sclerosis and other demyelinating disorders. This is an active research area with a number of entities researching compounds, antibodies, and protein which may enhance remyelination.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and formulation studies, as well as animal safety studies, in compliance with the FDA’s good laboratory practice, or GLP, regulations, as appropriate;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;
•	endorsement by an FDA advisory committee, if applicable;
•	satisfactory completion of an FDA inspection of the clinical site(s), and related services involved in the conduct of the clinical studies to assess compliance with good clinical practices, or GCP;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements, and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

•	FDA review and approval of the NDA prior to commercial marketing or sale of the drug in the United States; and
•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, or to conduct a post-approval study or studies.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the submission including to one or more proposed clinical trials and places the clinical trial on a partial or full clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or noncompliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

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

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unreasonable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. There are also requirements governing the registration of, reporting of ongoing clinical trials and completed trial results to public registries.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Specifically, the FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.  Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the submitted information supports that the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality, and purity.

The FDA also may require submission of a REMS plan to ensure that for certain medications with serious safety concerns the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application for approval. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver, or the indication sought is for an orphan condition. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation. In some situations, the requirement for studies in pediatric populations can be waived if there is no relevant use.

FDA-expedited development and review programs

The FDA has various programs, including orphan drug designation, rare pediatric disease designation, fast track designation, accelerated approval priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and the FDA review of drugs that are intended for the treatment of serious or life-

threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition, demonstrates the potential to address an unmet medical need, and is actively developing the drug for the disease. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of 10 months under current PDUFA guidelines. Under the new PDUFA agreement, these six- and 10-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review, and, if relevant, accelerated approval.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for priority review and accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The designation includes all the benefits of a fast track designation. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity and extends patent life of a related patent if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Other healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the state, local, and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations, as well as similar foreign laws in the jurisdictions outside the U.S. State laws may require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, as well as require the registration of pharmaceutical sales representatives and the reporting of pricing information and marketing expenditures. Violations of such laws, or any other governmental regulations that apply, may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting and oversight obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs, and individual imprisonment.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in December 2018, a U.S. district court judge ruled that the ACA is unconstitutional in its entirety because the Tax Cuts and Jobs Act modified the individual mandate. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

Legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference-pricing systems and publication of discounts and list prices.

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials in those countries, if relevant, and market application approval by foreign countries or economic areas, such as the European Union, or EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Data privacy and security laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the European Union General Data Protection

Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

Employees

As of March 19, 2021, we had 87 employees, including 83 full-time employees. Women represent approximately 46% of our employees with approximately 14% holding senior management level/leadership roles. Thirty-nine percent of our employees have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend training upon hire and at our request to help prevent, identify, report and stop any type of discrimination and harassment. Ongoing acknowledgement of our anti-harassment policy is required on an annual basis. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits covered at 90%; a health savings account with company contribution; unlimited paid time off and paid holidays; family medical leave; and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan. We also sponsor a 401(k) plan with a 5% match.

Employee Development & Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented a safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in November 2014. Our principal executive offices are located at 19 Presidential Way, Woburn, Massachusetts 01801 and our telephone number is (866) 389-1970. In the second quarter of 2021, our principal executive offices will be relocated to 75 Hayden Avenue, Lexington, Massachusetts 02421.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $26.5 million and $19.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $95.4 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•

continue our Phase 2a trial of FX-322 in sensorineural hearing loss, or SNHL, our Phase 1b trial of FX-322 in age-related hearing loss, or ARHL, and severe SNHL, and commence additional clinical studies relating to FX-322, and any future pivotal Phase 3 studies;

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322. These expenditures include and will include, as the case may be, costs related to the Phase 2a trial of FX-322 for the treatment of SNHL, the Phase 1b trials of FX-322 for the treatment of ARHL and severe SNHL, respectively, and any additional trials we conduct to support the development of FX-322. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, short-term investments of $220.3 million will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL, our Phase 1b trials of FX-322 for the treatment of ARHL and severe SNHL, respectively, and other planned clinical trials of FX-322, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2a trial and Phase 1b ARHL and severe SNHL trials for FX-322, our other planned clinical trials of FX-322, and the development of any other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;

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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, which results were unexpected. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any quarterly or annual period are not necessarily indicative of future operating performance.

Our ability to use our net operating loss carryforwards to offset future taxable income, or tax credit carryforward to offset future income tax liabilities, may be subject to certain limitations.

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $67.9 million for federal income tax purposes and $43.4 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our NOLs begin to expire in various amounts in 2037, provided that federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards of approximately $3.0 million and $1.2 million, respectively, available to reduce future tax liabilities. Our tax credit carryforwards expire at various dates through 2040. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We believe we have experienced an ownership change in 2017 and 2019 and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo additional ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. As a result of the changes in ownership in 2017 and 2019, $0.01 million and $0.04 million of NOL carryforwards are limited under Section 382. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. Furthermore, NOLs generated in periods beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years.

Risks related to development, clinical testing, manufacturing, and regulatory approval

We are heavily dependent on the success of FX-322, our lead product candidate, which is still under clinical development, and if FX-322 does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize FX-322, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will continue to be devoted to FX-322, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, FX-322 will be as effective as anticipated at treating SNHL. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or may have additional unfavorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria, selection of patients based on patient misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Several companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding favorable results in earlier preclinical studies or clinical trials. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all. For example, a number of clinical trial sites for our ongoing Phase 2a clinical trial of FX-322 temporarily halted patient enrollment during the first and second quarter of 2020 in response to the COVID-19 pandemic. While we were able to complete enrollment of our Phase 2 clinical trial in September 2020, enrollment in other ongoing clinical trials could be adversely affected by the pandemic. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Patient enrollment and retention in clinical trials depends on many factors, including:

•	the extent of the ongoing COVID-19 pandemic, see --- The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations;

•	the patient eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2a and Phase 1b clinical trials;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the nature of the trial protocol, trial design, side effects or other results that may arise in development;
•	the existing body of safety and efficacy data with respect to the product candidate;
•	the proximity of patients to clinical sites;
•	our ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
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

The results of preclinical studies, clinical trials, or analyses of the results from such trials, including our prospective and post hoc analyses of the data from the Phase 1/2 trial of FX-322 for the treatment of SNHL, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results from our Phase 1/2 clinical trial of FX-322 for the treatment of SNHL, may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

Any product candidate or component of a product candidate that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales.

Serious adverse events or undesirable side effects caused by any product candidate or component of a product candidate we develop could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. In our clinical studies to date, subjects treated with FX-322 have experienced adverse events that include ear discomfort and ear pain that are considered to be associated with the intratympanic injection procedure.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. For example, we may encounter delays in the process of selecting a product candidate for the treatment of MS and we may not achieve the timeline we currently anticipate for submitting an IND or comparable foreign equivalent. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

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

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The policies of the FDA and of other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of a product candidate. For example, the results of the 2020 U.S. Presidential election may impact our business and industry. Namely, the previous presidential administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these actions will be implemented, or whether they will be rescinded and replaced under the new presidential administration. The policies and priorities of the new administration are unknown and could materially impact the regulatory framework governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations. Furthermore, noncompliance by us or any collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, may also result in significant financial penalties, which would adversely affect our business.

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

We may seek a Breakthrough Therapy designation for FX-322 and our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for FX-322 if results from our ongoing clinical trials support such designation and we may seek a Breakthrough Therapy designation for other product candidates we may develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The COVID-19 pandemic has caused and could continue to cause disruptions to our business, including our preclinical studies, clinical trials and operations and could adversely impact our financial condition and results of operations.

In March 2020, the World Health organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. This virus has and continues to spread globally and governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, business closures, quarantines, border closures, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work. The pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses, effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. The governor of Massachusetts has since implemented a phased re-opening plan. Since December 2020, several vaccines combating COVID-19 have been granted emergency use authorization by the FDA and are being administered.

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and vaccinating the public and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our employees have continued to work from home, while nearly a quarter to one-third of our workforce, mainly consisting of laboratory employees, have periodically worked in rotating teams to ensure on the continuation of essential experiments. Our

Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent rate after having paused activity during the state mandated lock down orders previously in effect, however, we have transitioned key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

It is unknown how long these conditions will last and what the complete effect will be to the Company. If COVID-19 continues to spread in the United States and worldwide, and measures to mitigate the ongoing effects of the pandemic, such as stay home orders and/or advisories persist or are reintroduced, we may continue to experience disruptions and other effects on our business that could severely impact our business, operations, preclinical studies and clinical trials, including:

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

•

continual changes to operating requirements and related expenses, limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people and resulting losses of productivity and employee work culture;

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We had previously observed an impact from COVID-19 as a number of clinical trial sites had informed us that they have temporarily halted enrollment, though we completed enrollment on the Phase 2a clinical trial in September 2020. However, due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our ongoing and planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our ongoing and planned clinical trials and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial and Phase 1b clinical trials in ARHL and severe SNHL) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, availability and effectiveness of vaccines and the effectiveness of actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks related to commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing products to treat SNHL through the regeneration of hair cells or through other mechanisms, and we also anticipate that new companies will enter the SNHL market in the future. If we successfully develop and, if approved, commercialize FX-322 for the treatment of SNHL, it may compete, or potentially be used in conjunction, with currently marketed devices, including the hearing aids and cochlear implants currently available and the next generation of improved hearing aids and cochlear implants, and any new therapies that may become available in the future. Furthermore, changes in the regulatory landscape may increase competition from hearing aids. The FDA Reauthorization Act of 2017 created a new category of over-the-counter, or OTC, hearing aids which are intended to be available to consumers without first requiring a visit to a medical professional. While the final regulations needed to implement this new category of devices have not yet been issued, if and when they are, obtaining hearing aids may become less expensive and more convenient.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by governmental authorities, private health insurers and other organizations will influence our ability to successfully commercialize any product candidates we develop. Obtaining adequate coverage and reimbursement for any product candidate we develop that is administered under the supervision of a physician, which is what we anticipate for FX-322, may be particularly difficult because of the higher prices associated with such products. In addition, we believe that FX-322 is a novel approach to treating hearing loss and, as a result, availability of coverage and reimbursement by payors is highly uncertain, particularly because the cost of existing treatments for SNHL, such as hearing aids, are generally not reimbursed by payors. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products could reduce physician utilization of our products once approved. Assuming we obtain coverage for our product candidates or procedures using our products by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product we commercialize, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and the current presidential administration and Congress have introduced several proposals related to drug pricing. Many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar, or a less expensive therapy is available. Although there are currently no FDA approved drugs for the treatment of SNHL, it is possible that a third-party payor may consider FX-322 as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy, pricing of existing drugs and medical devices, such as hearing aids, may limit the amount we will be able to charge for any product we commercialize. Payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize a satisfactory return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates. Additionally, our ability to obtain a satisfactory financial return depends on what, if any, proposals related to drug pricing may be implemented and, if implemented, when they might take effect.

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

Our business strategy includes potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves several risks, including, but not limited to:

•

multiple, conflicting, and changing laws and regulations, such as data privacy and security laws and regulations, tax laws, export and import restrictions, economic sanctions laws and regulations, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

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

We contract for the supply of the active pharmaceutical ingredient, or API, and other raw material necessary to produce FX-322 and we may contract in the future for the supply of API and other raw material for any other product candidate we develop. Supplies of API or other raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to mitigate the spread of COVID-19 or treat its effects and may cause delays. In addition, a disruption in the supply of API or other raw material could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues. Growth in the costs and expenses of API or other raw material may also impair our ability to cost-effectively manufacture our product candidates. In addition, there may be a limited number of suppliers for API or other raw material that we may use to manufacture our product candidates, and we cannot be certain that we will be able to engage such suppliers in a timely manner or at all. If we are unable to do so, clinical development of our product candidates, commercialization for any approved product, or our business could be adversely affected.

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

If our relationship with any CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. While the COVID-19 pandemic and government measures taken in response have had a significant impact on our CROs and their ability to conduct clinical trials, there is potential they will face disruption in the future, which may affect our ability to initiate and complete our clinical trials. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

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

Since its enactment, there have been judicial challenges to certain aspects of the ACA, and we expect there will be additional challenges to the ACA in the future. For example, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was modified as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or amend some or all aspects of the ACA will impact the law, our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our potential customers and accordingly, our financial operations.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (as defined by statute) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

•	similar healthcare laws and regulations in the European Union, or EU, and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers; and
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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Further, the GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned and in-licensed patent rights are uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued that protect our technology and product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend, and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights.

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

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned and in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.

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

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could significantly harm our business, financial condition, results of operations, and prospects.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions may be available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our licensors’ issued patents or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Notwithstanding COVID-19, we have experienced and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, quality and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business and operations would suffer in the event of security breaches or system failures.

The U.S. federal and various state and foreign governments have enacted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, malfeasance, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication, electrical failures or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For instance, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19 global pandemic. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors, or other organizations with which we have formed strategic relationships. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under data protection laws, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay the clinical development of our product candidates.

Risks related to our common stock

The market price of our common stock has been volatile and fluctuated and may in future fluctuate substantially, which could result in substantial losses for our stockholders.

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K, these factors include:

•

any delay in the ultimate completion of our Phase 2a clinical trial, enrollment or ultimate completion of our Phase 1b clinical studies in ARHL and severe SNHL, and other planned clinical trials of FX-322 for the treatment of SNHL;

•

the results of the Phase 2a clinical trial, the Phase 1b clinical studies in ARHL and severe SNHL, or other planned clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo;

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

In addition, the trading prices for common stock of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The ongoing COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of March 19, 2021, these holders beneficially own approximately 15.1% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

Our restated certificate of incorporation and amended and restated bylaws designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation, or our amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim governed by the internal affairs doctrine. Under our restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. In addition, our amended and restated bylaws specifies that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal office is located at 19 Presidential Way, Woburn, Massachusetts 01801, where we lease approximately 17,000 square feet of office and laboratory space. We lease this space under a lease that terminates on May 31, 2021. We also lease approximately 2,133 square feet of office and laboratory space at 400 Farmington Avenue, Farmington, Connecticut 06030. This lease is set to terminate on July 31, 2021.

On January 7, 2020, we entered into an indenture of lease for the lease of approximately 61,307 square feet of office and laboratory space located at 75 Hayden Avenue, Lexington, Massachusetts 02421, which, once occupied, will be our new principal office. The lease term commenced on December 11, 2020 and we expect to move to this new location in the second quarter of 2021.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

Management

Executive officers and directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers

David L. Lucchino	52	President, Chief Executive Officer, Director, and Co-Founder

Christopher R. Loose, Ph.D.	40	Chief Scientific Officer and Co-Founder

Peter P. Pfreundschuh	52	Chief Financial Officer

Carl P. LeBel, Ph.D.	62	Chief Development Officer

Dana C. Hilt, M.D.	68	Chief Medical Officer

Quentin McCubbin	51	Chief Manufacturing Officer

Michael D. Bookman	34	General Counsel and Secretary

Wendy S. Arnold	49	Chief People Officer

Non-Employee Directors

Marc A. Cohen	57	Chairman and Director

Timothy J. Barberich	73	Director

Cynthia L. Feldmann	68	Director

Michael Huang	47	Director

Robert S. Langer, Sc.D.	72	Director

Joel S. Marcus	73	Director

Executive officers

David L. Lucchino has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and was a co-founder of our company with Dr. Robert S. Langer and Dr. Christopher R. Loose. From December 2014 until June 2016, Mr. Lucchino served as the President and Chief Executive Officer of Entrega Bio, a PureTech Health-founded biotechnology company focused on oral drug delivery technology. Prior to that, Mr. Lucchino co-founded Semprus BioSciences, or Semprus, a biotechnology company, and served as its President and Chief Executive Officer from June 2007 to June 2012. Mr. Lucchino oversaw the development of the company’s lead medical product, which received FDA clearance in 2012. Semprus was acquired by Teleflex, Inc., or Teleflex, in June 2012. Prior to Semprus, Mr. Lucchino worked at the investment firm Polaris Partners. Mr. Lucchino is the immediate past chairman of the board of directors of MassBio, a non-profit organization that represents and provides services and support for the biotechnology industry in Massachusetts. He is a member of the College of Fellows of the American Institute for Medical and Biological Engineering and was appointed by Governor Charlie Baker as a member of the Commonwealth’s Economic Planning Council. Mr. Lucchino also serves as a trustee of Mt. Auburn Hospital, a Harvard Medical School facility, a trustee of the Multiple Myeloma Research Foundation, and a member of the Board of Advisors of Life Science Cares. Mr. Lucchino holds an MBA from the Massachusetts Institute of Technology’s, or MIT’s, Sloan School of Management, an M.S. from the Newhouse School of Journalism at Syracuse University, and a B.A. in Philosophy and Religious Studies from Denison University. We believe Mr. Lucchino’s extensive management experience in the biotechnology and pharmaceutical industry qualifies him to serve on our board of directors.

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

Peter P. Pfreundschuh has served as our Chief Financial Officer since December 2020. He joined our company from UroGen Pharma Ltd., a commercial-stage biopharma company, where he served as chief financial officer, chief compliance officer and corporate secretary from August 2018 to October 2020. He brings to our company more than 20 years of finance, business development, commercial and public company leadership experience in the life sciences and medical device industries. Prior to joining UroGen, Mr. Pfreundschuh was the chief financial officer of Sucampo Pharmaceuticals Inc. from March 2017 to February 2018, where he co-led the sale of the company to Mallinckrodt, was EVP and chief financial officer of Immunomedics Inc. from September 2013 to September 2016, and was chief financial officer of the heart pump maker, CircuLite Inc. Mr. Pfreundschuh also has held senior roles across finance, commercial operations and business development within the pharmaceutical industry at AstraZeneca Pharmaceuticals and Johnson & Johnson. He started his career as an auditor at Ernst & Young, LLP. Mr. Pfreundschuh is a certified public accountant and holds a Master of Business Administration in finance from Rider University. He has completed master’s coursework in strategic marketing from Northwestern University’s Kellogg School of Management and received his Bachelor of Science in accounting from Rutgers University.

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

Dana C. Hilt, M.D. has served as our Chief Medical Officer since August 2019. From October 2016 to August 2019, Dr. Hilt served as Chief Medical Officer for Lysosomal Therapeutics, Inc., or Lysosomal, a life sciences drug development company in the field of neurodegeneration, where he was responsible for all clinical development activity for a product candidate for the treatment of Parkinson’s Disease. Prior to Lysosomal, beginning in 2006, Dr. Hilt served in the roles of Senior Vice President of Drug Development and Chief Medical Officer for FORUM Pharmaceuticals, Inc., or FORUM, where he oversaw the clinical, chemistry manufacture controls, regulatory and quality control activities for therapies focused on the treatment of cognitive impairment in schizophrenia and Alzheimer’s disease. Prior to FORUM, Dr. Hilt served as the Chief Medical Officer and Senior Vice President of Clinical Research, Medical Affairs, and Development for Ascend Therapeutics US, LLC, or Ascend, a specialty pharmaceutical company concentrating on women’s health and transdermal drug delivery. Before joining Ascend, Dr. Hilt served as the Vice President of Clinical Research at Guilford Pharmaceuticals Inc., or Guilford, a biopharmaceutical company engaged in the research, development, and commercialization of drugs that target the acute care market and neurological indications including Parkinson’s disease and brain cancer. Prior to Guilford, he served as a Director of Clinical Development at Amgen, where he established its clinical neuroscience group. Prior to that, Dr. Hilt served on the staff of the National Institute of Health. He holds an M.D. from Tufts University School of Medicine and a B.S. from the University of Maine.

Quentin McCubbin has served as our Chief Manufacturing Officer since January 2021. He joined our company from Cerevel Therapeutics, a clinical-stage biotechnology company, where he served as Head of Technical Operations for two years. Prior to Cerevel, he spent 19 years at Takeda/Millennium Pharmaceuticals in a variety of roles including six years as Vice President of Pharmaceutical Sciences and Global Head of Process Chemistry. He began his career as a chemist, completing a post-doctoral fellowship at Imperial College in London. He earned his B.S. and Ph.D. in Chemistry from Monash University in Australia.

Michael D. Bookman has served as Frequency's General Counsel and Secretary since January 2021 and as its Deputy General Counsel and Secretary from September 2019 to January 2021. Prior to his time at Frequency, from October 2012 to August 2019, Mr. Bookman was an Associate at Latham & Watkins LLP, a leading international law firm where he worked on corporate transactional, securities and general business and governance matters, with an emphasis on representing high-growth technology and life sciences companies. Mr. Bookman is also a member of the Boston Bar Association’s Life Sciences Advisory Committee. He holds a J.D. from the University of Virginia School of Law and a B.B.A., summa cum laude, in finance from the University of Miami.

Wendy S. Arnold has served as our Chief People Officer since February 2020. Ms. Arnold previously served as Senior Vice President, Human Resources at Kaleido Biosciences where she helped to establish the HR infrastructure, compensation, performance and development programs. Prior to Kaleido, she was the head of the HR business partnership function at Moderna Therapeutics, where she helped to lead the HR organization during a period of significant growth, including implementing talent development and engagement initiatives. Prior to that, she was at Celgene Avilomics Research (formerly Avila Therapeutics), where she was responsible for building and developing the HR infrastructure for the company’s early research and development division. She also held senior HR positions at Inotek Pharmaceuticals and Amylin Pharmaceuticals. Ms. Arnold received her Bachelor of Science degree from Colorado State University.

Non-Employee Directors

Marc A. Cohen has served as a member of our board of directors and as Chairman since June 2020 and Executive Chairman from September 2016 to June 2020. Since 2012, Mr. Cohen has served as the Chief Executive Officer of Bublup, Inc., an online knowledge-sharing platform, as well as CoBro Ventures, Inc., an investment management company. Mr. Cohen has also been Executive Chairman of C4 Therapeutics since 2015 and Mana Therapeutics since 2018. Mr. Cohen holds an M.S. in Electrical Engineering from Stanford University and a Bachelor’s degree in Engineering Science from Harvard University. We believe Mr. Cohen’s extensive entrepreneurial experience in the life sciences industry qualifies him to serve on our board of directors.

Timothy J. Barberich has served as a member of our board of directors since September 2016. Mr. Barberich has served on the board of directors of Verastem, Inc. since 2014, and TScan Therapeutics, Inc. since 2019. Mr. Barberich previously served as a director for GI Dynamics, Inc. from 2011 to 2021, Tokai Pharmaceuticals, Inc. from 2009 to 2017, for HeartWare International, Inc. from 2008 to 2016, for Inotek Pharmaceuticals Corporation from 2016 to 2017, and for Neurovance, Inc. from 2010 to 2016. Mr. Barberich is co-founder, and served as the CEO and Chairman of Sepracor Inc.

from 1984 to 2009. He holds a B.S. in Chemistry from Kings College. We believe Mr. Barberich’s extensive experience in the life sciences industry qualifies him to serve on our board of directors.

Cynthia L. Feldmann has served as a member of our board of directors since September 2020. Ms. Feldmann has served as a director of UFPT since June 2017. She chairs the UFPT Audit Committee and serves on the Nominating & Governance Committee. Since 2005, Ms. Feldmann has served on the board of directors of STERIS PLC (NYSE: STE), an NYSE-listed $16 billion provider of infection prevention, decontamination, and health science technologies, products and services. She is a member of STERIS’ Nominating & Governance Committee and Compliance Committee, and was previously Chair of and served on the Audit Committee. Ms. Feldmann also served from 2003 to January 2018 on the board of directors of Hanger Inc. (NYSE: HNGR), a $860 million provider of orthotic and prosthetic services and products, and the largest orthotic and prosthetic managed care network in the U.S. Ms. Feldmann served on the Audit Committee, including as Chair of the Audit Committee, the Compensation Committee and the Quality and Technology Committee of Hanger. Ms. Feldmann currently serves on the board of directors and is the chair of the Finance Committee of Falmouth Academy, an academically rigorous, co-ed college preparatory day school for grades 7 to 12. She was the President and Founder of Jetty Lane Associates, a consulting firm, from 2005 until 2012. Previously, Ms. Feldmann served as Business Development Officer at Palmer & Dodge LLP, a Boston based law firm, with a specialty in serving life sciences companies. From 1994 to 2002, she was a Partner at KPMG LLP, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups. Ms. Feldmann is a retired CPA and holds a Masters Professional Director Certification from the American College of Corporate Directors. We believe Ms. Feldmann’s extensive expertise in auditing and accounting, particularly her experience in the life sciences industry, qualifies her to serve on our board of directors.

Michael Huang has served as a member of our board of directors since October 2018. Since 2019, Mr. Huang has served as a member of the board of directors of Viracta Therapeutics. Mr. Huang serves as Managing Partner at Taiwania Capital Management Corporation, a venture capital firm. From 2014 to 2017, Mr. Huang served as Chief Executive Officer of NeuroVive Pharmaceutical Asia, Inc., a biopharmaceutical company. Mr. Huang holds an MBA from Rice University, a M.A. in Chemistry from the University of Texas, Arlington, and a B.S. from University of Texas, Austin. We believe Mr. Huang’s extensive investment experience in the life sciences industry qualifies him to serve on our board of directors.

Robert S. Langer, Sc.D., has served as a member of our board of directors since September 2016. Dr. Langer has served as a David H. Koch Institute Professor at the Massachusetts Institute of Technology since 2005. Dr. Langer currently serves on the board of directors of Rubius Therapeutics, Inc., Moderna, Inc., and Puretech Health plc, and previously served on the board of directors of Momenta Pharmaceuticals, Inc., Kala Pharmaceuticals, Inc., Fibrocell Science, Inc. and Millipore Corp. Dr. Langer holds a Sc.D. in Chemical Engineering from MIT and a B.S. in Chemical Engineering from Cornell University. We believe Dr. Langer’s pioneering academic work, extensive medical and scientific knowledge, and experience serving on public company boards of directors qualify him to serve on our board of directors.

Joel S. Marcus has served as a member of our board of directors since December 2018. Mr. Marcus currently serves as Executive Chairman and Founder of Alexandria Real Estate Equities, Inc., a real estate investment trust, and Alexandria Venture Investments, the company’s strategic venture capital platform. Mr. Marcus served as the Chief Executive Officer of Alexandria from 1997 to 2018 and as its Chairman from 2007 to 2018. Mr. Marcus also currently serves on the boards of directors of Applied Therapeutics, Inc., Intra-Cellular Therapies, Inc., and MeiraGTx Holdings plc. He holds a B.A. and J.D. from the University of California, Los Angeles. We believe Mr. Marcus’ extensive investment experience and service on the boards of directors of public life sciences companies qualify him to serve on our board of directors.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “FREQ” on the Nasdaq Global Select Market.

On March 19, 2021, there were approximately 116 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020.

Number of Securities
Remaining Available for Future
	Number of Securities to be		Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excludes securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in first column) (1)
Equity compensation plans approved by
security holders (2)	6,816,798(3)	$10.11(4)	2,099,368(5)
Equity compensation plans not approved by
security holders	—	—	—
Total	6,816,798	$10.11	2,099,368

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

(2)	Consists of the 2014 Stock Incentive Plan, or the 2014 Plan, the 2019 Plan, and the 2019 ESPP.
(3)	Includes 3,942,449 outstanding options to purchase shares of common stock under the 2014 Plan and 2,874,349 outstanding options to purchase stock under the 2019 Plan.
(4)

As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2014 Plan was $3.02 and the weighted-average exercise price per share of outstanding options under the 2019 Plan was $19.84.

(5)

As of December 31, 2020, a total of 2,099,368 shares of common stock were available for issuance, consisting of (a) 623,445 shares of common stock available for future issuance under the 2019 ESPP, none of which shares were subject to outstanding purchase rights under the 2019 ESPP and (b) 1,475,923 shares of common stock available for future issuance under the 2019 Plan.

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

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

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the section titled “Management’s discussion and analysis of financial condition and results of operations.” We have derived the consolidated statement of operations data for the years ended December 31, 2020 and 2019 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that may be expected in any future period, and our results for any interim period are not necessarily indicative of results that may be expected for any full year.

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019
Consolidated Statements of Operations Data:
Revenue	$36,984	$28,947
Operating expenses:
Royalty	—	16,000
Research and development	37,415	18,784
General and administrative	27,119	14,838
Total operating expenses	64,534	49,622
Loss from operations	(27,550)	(20,675)
Interest income (expense)	994	1,784
Realized gain on investments	84	138
Foreign exchange (loss) gain	(4)	7
Loss before income taxes	(26,476)	(18,746)
Income taxes	(35)	—
Net loss	(26,511)	(18,746)
Cumulative Series C preferred stock dividends	—	(1,054)
Net loss attributable to common stockholders	(26,511)	(19,800)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(0.82)	$(2.29)
Weighted-average shares of common stock outstanding, basic and diluted(1)	32,253,227	8,649,245

(1)

See Note 2 within the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation and details of the method used to calculate the basic and diluted net loss per share of common stock.

	As of December 31,
(in thousands)	2020	2019
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$220,341	$217,355
Working capital(1)	198,430	168,575
Total assets	264,722	223,218
Total liabilities	72,231	55,860
Accumulated deficit	(95,399)	(68,888)
Total stockholders’ (deficit) equity	192,491	167,358

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

Overview

We are a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases and a global leader in the science and development of medicines for inner-ear cellular regeneration and hearing restoration. Our initial focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of patients with the most common form of hearing loss and build upon the potential of regenerative therapeutics for hearing.

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, and clarity of sounds, and FX-322 was observed to be well-tolerated. We commenced dosing of a Phase 2a clinical trial of FX-322 in patients with SNHL in October 2019. In September 2020, we completed enrollment of 95 patients across 16 sites in the Phase 2a clinical trial. In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial. The results showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. While WR scores increased across all groups, repeated weekly injections appeared to dampen the hearing benefit observed compared to other single injection-studies. The interim results also showed an unexpected apparent level of hearing benefit in the placebo group that did not occur in previous trials and exceeded well-established published standards. No treatment-related serious adverse events were observed in the study. We plan to report an analysis of the end of Phase 2a data (210 days) late in the second quarter of 2021. We are also working to identify a product candidate for the treatment of multiple sclerosis, or MS. This program focuses on activating oligodendroglial progenitor cells in the central nervous system to repair the myelin sheath that protects axons and may have the potential to repair damage done by the disease. We established an internal research program using PCA to drive remyelination as a potential therapy for MS and have identified compounds that display promising preliminary preclinical results in an in vivo model of remyelination. Our research efforts are focused on optimizing these compounds and identifying a lead therapeutic candidate to advance into clinical trials. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this approach at Cambridge University.

In March 2021, we announced new data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability. The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two (n=32) subjects completed the 90 day clinical assessment period and, at day 90 following dosing, thirty-four percent (34%) of these subjects achieved a ten percent (10%) or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

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

We also commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL in November 2020. Severe SNHL is defined as a pure tone average deficit between 71-90 dB. Many patients with this clinical profile typically would be candidates for cochlear implants. This clinical trial has a similar design to the age-related Phase 1b clinical trial that completed enrollment in October 2020. We expect to share results for the age-related Phase 1b study second quarter 2021 and SNHL Phase 1b study in the third quarter of 2021.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes, convertible preferred stock, the common stock and the Astellas Agreement.

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $26.5 million and $18.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $95.4 million.

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

COVID-19

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Annual Report, the majority of our employees continue to work from home, while nearly a quarter to one-third of our workforce, consisting of mainly laboratory personnel, have periodically worked in rotating teams to ensure the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent level after a period of paused activity due to state lock down orders previously in effect. Thus, while we have resumed experiments at our Farmington site, we have transitioned certain key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operates, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause significant disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. As of December 31, 2020, we have recognized $65.9 million of the $80.0 million since the agreement was executed in 2019.

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

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We are also subject to milestone timeline obligations to dose a first patient in a Phase II trial by December 31, 2020 and to dose a first patient in a Phase III trial by December 31, 2024.

Upon entering into the MEE License, we made a $20 thousand license fee payment. We are obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEE patent family case number included in the licensed MEE patent rights prior to first commercial sale of an MEE licensed product. We are also obligated to pay a minimum annual royalty payment of $15 thousand per each MEE patent family case number included in the licensed MEE patent rights after first commercial sale of an MEE licensed product. We are also obligated to make milestone payments up to $350 thousand on each product or process that incorporates the licensed patent rights. In addition, we have agreed to pay a low single-digit royalty on products and processes that incorporate the licensed patent rights. See “Business—License and collaboration agreements—Massachusetts Eye and Ear.”

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the CALIBR licensed products, which incorporate licensed technology for the treatment of MS. We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations, which may be extended in certain circumstances as described in the CALIBR License, to: (i) submit an IND (or equivalent) for a CALIBR licensed product by the 30th month after the effective date of the CALIBR License, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR licensed product by the fourth anniversary of the effective date of the CALIBR License, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by the sixth anniversary of the effective date of the CALIBR License.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, Revenue Recognition, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the completion date of the Phase 2a clinical study. In the year ended December 31, 2020, we recognized $37.0 million of the $80.0 million upfront fee as revenue. In the year ended December 31, 2019, we recognized $28.9 million of the upfront fee as revenue. The 2019 amount reflects revenue of $16.0 million equal to the royalty expense under the MIT License as well as $12.9 million from applying the input method to the remaining $64.0 million of the upfront payment.

Royalty

We are required to pay royalties under the MIT License on the receipt of fees for the sublicense of the MIT intellectual property. We expensed the $16.0 million royalty due MIT on the $80.0 million license fee pursuant to the Astellas Agreement in the third quarter of 2019. There were no royalties paid in the year ended December 31, 2020.

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

•	costs to manufacture our clinical trial material for use in our preclinical studies and clinical trials;
•	costs of outside consultants, including their fees and related travel expenses;
•	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	option and license payments made to third parties, including MIT, Scripps, MEE and Cambridge, for intellectual property used in research and development activities; and
•	facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2020, and 2019:

	Years ended December 31
	2020	2019

Direct research and development expenses by product candidate:
FX-322 external development costs	$9,392	$4,294
Platform development, early-stage research and unallocated expenses:
Employee-related costs	17,140	8,249
Laboratory supplies	388	395
Outsourced research and development	6,694	4,241
Facility-related costs	1,392	1,155
Depreciation and amortization	759	450
Other research and development costs	1,650	—
Platform development, early-stage research and unallocated expenses total	28,023	14,490
Total research and development expenses	$37,415	$18,784

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we complete our Phase 2a clinical trial and additional clinical trials for FX-322 and continue to discover and develop additional product candidates. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

Realized gain on investments

Realized gain on investments represents the gain realized on our marketable securities in the years ended December 31, 2020 and 2019.

Foreign exchange (loss) gain

Foreign exchange (loss) gain represents the gain or loss recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Income taxes

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $67,868 and Massachusetts state operating loss carryforwards of approximately $43,386 which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22,400 available to reduce future taxable income through 2037 and approximately $45,469 which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2040. As of December 31, 2020, we also had federal and Massachusetts research and development tax credit carryforwards of $3,014 and $1,211, respectively, which are available to offset federal and state tax liabilities through 2040 and 2035, respectively. Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions. These ownership changes may limit the number of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and have conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and have determined that an ownership change did occur in March 2017. Accordingly, utilization of $12,400 of the U.S. net operating loss carryforwards which were incurred prior to March 2017 (pre-ownership change) is limited under Section 382. After the Section 382 limitations, we may utilize approximately $10,800 of our pre-ownership change net operating loss carryforwards based upon an annual usage of approximately $1,600 for each of the next five years after the ownership change and approximately $180 for each of the 15 years thereafter. The remaining pre-ownership change net operating losses of approximately $1,600 were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership.  Additionally, we have determined an ownership changed occurred in October of 2019 as a result of the IPO.  Accordingly, utilization of approximately $46,123 of the U.S. net operating loss carryforwards incurred prior to October 2019 is also limited under Section 382.  We have determined we will be able to utilize the entire $46,123 of our pre-ownership change net operating loss carryforwards based upon the limitations calculated from the October 2019 ownership change. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership.

Results of operations

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Revenue	$36,984	$28,947	$8,037
Operating expenses:
Royalty	—	16,000	(16,000)
Research and development	37,415	18,784	18,631
General and administrative	27,119	14,838	12,281
Total operating expenses	64,534	49,622	14,912
Loss from operations	(27,550)	(20,675)	(6,875)
Interest income	994	1,784	(790)
Realized gain on investments	84	138	(54)
Foreign exchange (loss) gain	(4)	7	(11)
Loss before income taxes	(26,476)	(18,746)	(7,730)
Income taxes	(35)	—	(35)
Net loss	$(26,511)	$(18,746)	$(7,765)

Revenue

Revenue was $37.0 million for the year ended December 31, 2020 compared to $28.9 million for the year ended December 31, 2019. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. In the year ended December 31, 2020, we recognized revenue of $37.0 million applying the input method to the upfront payment. In the year ended December 31, 2019 we recognized revenue of $28.9 million applying the input method to the upfront payment. We expect to recognize the remaining revenue under the Astellas Agreement in 2021.

Royalty Expense

We are required to pay royalties under the MIT License on the receipt of fees for the sublicense of the MIT intellectual property. In the year ended December 31, 2019, we expensed the $16.0 million royalty due MIT on the $80.0 million upfront fee received from Astellas. No royalties were due in the year ended December 31, 2020.

Research and development expenses

	Years ended December 31,		Increase
	2020	2019	(Decrease)
			(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$9,392	$4,294	$5,098
Platform development, early-stage research and unallocated expenses:
Employee-related costs	17,140	8,249	8,891
Laboratory supplies	388	395	(7)
Outsourced research and development	6,694	4,241	2,453
Facility-related costs	1,392	1,155	237
Depreciation and amortization	759	450	309
Other research and development costs	1,650	—	1,650
Platform development, early-stage research and unallocated expenses total	28,023	14,490	13,533
Total research and development expenses	$37,415	$18,784	$18,631

Research and development expenses for the year ended December 31, 2020 were $37.4 million, compared to $18.8 million for the year ended December 31, 2019. The increase of $18.6 million was primarily due to an increase of $13.5 million in platform development, early-stage research and unallocated expenses and an increase of $5.1 million in FX-322 external research and development costs.

The $9.4 million of FX-322 external development costs incurred for the year ended December 31, 2020 consisted primarily of $8.9 million of clinical and development costs associated with the Phase 2a and other related clinical trials of FX-322, including $2.2 million related to drug manufacturing and development, and $0.4 million of third party consulting costs. The $4.3 million of FX-322 external development costs incurred for the year ended December 31, 2019 consisted primarily of $2.1 million of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials, $0.7 million of outside consulting costs, $1.1 million in clinical trial costs and $0.3 million in milestone payments under the MIT License.

The $28.0 million of platform development, early-stage research and unallocated expenses incurred for the year ended December 31, 2020 consisted primarily of $17.1 million of employee-related costs, including $4.0 million of stock compensation expense, $6.7 million of outsourced research and development expense, and $1.7 million of other research and development costs. This increase of $13.5 million from the year ended December 31, 2019 is primarily attributable to an increase of $8.9 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform developments and a $1.7 million increase in other research and development expenses, primarily related to consulting on programs excluding FX-322.

General and administrative expenses

General and administrative expenses were $27.1 million for the year ended December 31, 2020, compared to $14.8 million for the year ended December 31, 2019. General and administrative expenses increased $12.3 million due to an increase of $8.0 million in employee-related costs, including $4.1 million in stock compensation expense, as we increase our general and administrative headcount to manage our growth and the impact of being a public company, and increases of $2.3 million and $1.4 million in directors and officers insurance and public relations expense, respectively.

Interest income

Interest income was $1.0 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019, due to a decrease in interest rates in the current year.

Realized gain on investments

Realized gain on investments was $84 thousand for the year ended December 31, 2020 compared to $138 thousand for the year ended December 31, 2019 due to a decrease in interest rates in the current year.

Foreign exchange (loss) gain

Foreign exchange loss was $4 thousand for the year ended December 31, 2020 compared to a gain of $7 thousand for the year ended December 31, 2019. The decrease of $11 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as we continue to operate as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, our IPO, our Private Placement, the upfront payment under the Astellas Agreement, and a Term Loan. To date, we have raised approximately $376.9 million through a combination of convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, the IPO, our Private Placement, option exercises and Term Loan. Our cash, cash equivalents and short-term investments totaled $220.3 million as of December 31, 2020. As of December 31, 2020, we had $15.0 million of debt related to the Term Loan.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(45,188)	$34,216
Net cash provided by (used in) investing activities	10,402	(18,261)
Net cash provided by financing activities	56,688	142,015
Increase in cash and cash equivalents	$21,902	$157,970

Cash flows for the year ended December 31, 2020

Operating activities

Net cash used by operating activities for the year ended December 31, 2020 was $45.2 million, consisting of a net loss of $26.5 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $11.6 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $30.2 million decrease in operating assets and liabilities, including a decrease of $37.0 million in deferred revenues from the upfront payment under the Astellas Agreement, and increases in accounts payable, accrued expenses and prepaid expense and other current assets of $4.3 million, $3.1 million, and $0.6 million, respectively.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2020 was $10.4 million, which was attributable to $43.4 million of redemptions of available for sale securities, partially offset by $26.3 million of available for sale securities and $6.7 million of purchases of property and equipment, $2.6 million of which is related to the buildout of the Company’s new Lexington office.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $56.7 million, primarily attributable to $40.1 million in net proceeds from the July 2020 Private Placement, $15.0 million in proceeds from the Term Loan, and $1.5 million in proceeds from the exercise of stock options.

Cash flows for the year ended December 31, 2019

Operating activities

Net cash provided by operating activities for the year ended December 31, 2019 was $34.2 million, primarily consisting of a net loss of $18.7 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $4.3 million primarily for depreciation, stock-based compensation expense and deferred lease incentives. Net cash used in operating activities was also impacted by a net $48.7 million change in operating assets and liabilities, including an increase of $51.1 million in deferred revenues from the upfront payment under the Astellas Agreement and a $1.5 million increase accrued expenses, which were partially offset by an increase of $3.3 million in prepaid expenses and other current assets and a $.6 million decrease in accounts payable.

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

Funding requirements

Our operating expenses increased substantially in the years ended December 31, 2020 and 2019 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2020:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 6 years	More than 6 years

Operating lease obligations (1)	$47,456	$2,986	$12,855	$14,048	$17,567

(1)

Represents future minimum lease payments under our operating leases for office and laboratory space at our Woburn, Massachusetts, Lexington, Massachusetts and Farmington, Connecticut facilities (see Note 17 of notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these lease agreements).

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

We also enter into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon completion of a manufacturing run. These payments are not included in the table above as the amount and timing of such payments are not known or are not material.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We account for contracts with customers in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), including all amendments thereto. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaborative arrangements and leases. Our disclosure in the accompanying consolidated financial statements reflects the Company’s accounting policies in compliance with this standard.

Under ASC 606, an entity recognizes revenue when or as its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To recognize revenue for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies its performance obligations. We only apply the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and identifies as a performance obligation each promise to transfer to the customer either (a) a good or service (or bundle of goods and services) that is distinct, or (b) a series of distinct goods and services that are substantially the same and have been the same pattern of transfer to the customer.

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

Leases

The Company elected to early adopt ASC 842, Leases, as of January 1, 2020 and elected the transition method under ASU 2016-02 whereby the Company records a right-to-use asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. The Company also elected to apply the package of practical expedients intended to ease transition. Accordingly, the Company has only applied ASC 842 to leases existing at January 1, 2020. The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-issue (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets.

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

In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. This standard will become effective for the Company on January 1, 2021. The Company is still evaluating the impact of this standard on its consolidated financial statements.

There are no other recent accounting pronouncements that we believe will have a material impact on our consolidated financial statements.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and short-term investments, which are denominated in U.S. dollars. We had cash, cash equivalents and short-term investments of $220.3 million, or 83.2% of our total assets, at December 31, 2020. Interest income earned on these assets was $1.0 million for the year ended December 31, 2020. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such interest-earning instruments carry a degree of interest rate risk however, if a change by 10% in interest rates were to have immediately occurred on December 31, 2020, such change would not have had a material impact on our financial position or results of operations. We had $15.0 million of debt outstanding as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-33 of this Annual Report on Form 10-K for the year ended December 31, 2020. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our management, with the participation of Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control –Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-33 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the Consolidated Financial Statements or the Notes thereto set forth below beginning on page F-1.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/25/20

4.1	Form of Specimen Common Stock Certificate	S-1/A	333-233652	4.1	9/23/19

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

4.3	Form of Indenture	S-3	333-250099	4.3	11/16/20

4.4	Description of Frequency Therapeutics, Inc. Securities	10-K	001-39062	4.3	3/26/20

10.1†	2014 Stock Incentive Plan, as amended and form of option agreements thereunder	S-1	333-233652	10.1	9/6/19

10.2†	2019 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-233652	10.2	9/23/19

10.3†	Non-Employee Director Compensation Program	S-1/A	333-233652	10.3	9/23/19

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-233652	10.5	9/23/19

10.5.1	Lease Agreement, dated as of August 24, 2016, as amended, between ARE-MA Region No. 20 and Frequency Therapeutics, Inc.	10-K	001-39062	10.5.1	3/26/20

10.5.2	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of December 11, 2020, between ARE-MA Region No. 20 and Frequency Therapeutics, Inc.	8-K	001-39062	10.1	12/16/20

10.6	Second Amended and Restated Executive Employment Agreement, dated as of September 20, 2019, between David L. Lucchino and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.7	9/23/19

10.7	Exclusive Patent License Agreement, dated as of December 13, 2016, as amended, between Massachusetts Institute of Technology and Frequency Therapeutics, Inc.	S-1	333-233652	10.10	9/6/19

10.8	Non-Exclusive Patent License Agreement, dated as of February 7, 2019, between Massachusetts Eye and Ear Infirmary and Frequency Therapeutics, Inc.	S-1	333-233652	10.11	9/6/19

10.9	License and Collaboration Agreement, dated as of July 16, 2019, between Astellas Pharma, Inc. and Frequency Therapeutics, Inc.	S-1	333-233652	10.12	9/6/19

10.10†	2019 Employee Stock Purchase Plan	S-1/A	333-233652	10.13	9/23/19

10.11	Indenture of Lease, effective as of January 7, 2020 between HCP/KING 75 Hayden LLC and Frequency Therapeutics, Inc.	10-K	001-39062	10.13	3/26/20

10.12	Securities Purchase Agreement, dated July 17, 2020, by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.1	7/21/20

10.13	Registration Rights Agreement, dated July 17, 2020, by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.2	7/21/20

10.14	Employment Agreement, effective December 1, 2020, by and between Frequency Therapeutics, Inc. and Peter P. Pfreundschuh.	8-K	001-39062	10.1	12/1/20

10.15	Loan and Security Agreement, dated December 11, 2020, by and between Frequency Therapeutics, Inc. and Silicon Valley Bank.	8-K	001-39062	10.1	12/15/20

10.16	Employment Agreement, effective February 3, 2020, by and between Frequency Therapeutics, Inc. and Wendy S. Arnold.					*

21.1	Subsidiaries of Frequency Therapeutics, Inc.					*

23.1	Consent of RSM US, LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Filed herewith

**	Furnished herewith

***	Submitted electronically herewith
†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10‑K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: March 29, 2021	By:	/s/ David L. Lucchino
David L. Lucchino
President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David L. Lucchino and Peter P. Pfreundschuh, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David L. Lucchino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021
David L. Lucchino

/s/ Peter P. Pfreundschuh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2021
Peter P. Pfreundschuh

/s/ Marc A. Cohen	Chairman and Director	March 29, 2021
Marc A. Cohen

/s/ Cynthia L. Feldmann	Director	March 29, 2021
Cynthia L. Feldmann

/s/ Timothy J. Barberich	Director	March 29, 2021
Timothy J. Barberich

/s/ Michael Huang	Director	March 29, 2021
Michael Huang

/s/ Robert S. Langer	Director	March 29, 2021
Robert S. Langer, Sc.D.

/s/ Joel S. Marcus	Director	March 29, 2021
Joel S. Marcus

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Frequency Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, non-controlling interest, and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2017.

/s/ RSM US LLP

Boston, Massachusetts

March 29, 2021

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$220,341	$200,158
Short-term marketable securities	—	17,197
Prepaid expenses and other current assets	4,723	4,000
Total current assets	225,064	221,355
Property and equipment, net	7,287	1,762
Right of use assets	30,551	—
Restricted cash	1,820	101
Total assets	$264,722	$223,218
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,506	$1,219
Accrued expenses	6,663	3,239
Deferred revenue	14,068	48,152
Lease liabilities	397	—
Other current liabilities	—	170
Total current liabilities	26,634	52,780
Deferred revenue, net of current portion	—	2,900
Lease liabilities, net of current portion	30,597	—
Term Loan	15,000	—
Long-term liabilities	—	180
Total liabilities	72,231	55,860
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 33,964,000 and 30,844,507 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	34	31
Additional paid-in capital	287,829	236,161
Accumulated other comprehensive income	27	54
Accumulated deficit	(95,399)	(68,888)
Total stockholders’ equity	192,491	167,358
Total liabilities and stockholders’ equity	$264,722	$223,218

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$36,984	$28,947
Operating expenses:
Royalty	—	16,000
Research and development	37,415	18,784
General and administrative	27,119	14,838
Total operating expenses	64,534	49,622
Loss from operations	(27,550)	(20,675)
Interest income	994	1,784
Realized gain on investments	84	138
Foreign exchange (loss) gain	(4)	7
Loss before income taxes	(26,476)	(18,746)
Provision for income taxes	(35)	-
Net loss	(26,511)	(18,746)
Cumulative Series C convertible preferred stock dividends	—	(1,054)
Net loss attributable to common stockholders	$(26,511)	$(19,800)
Net loss per share attributable to common stockholders-basic and diluted	$(0.82)	$(2.29)
Weighted-average shares of common stock outstanding-basic and diluted	32,253,227	8,649,245

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Net loss	$(26,511)	$(18,746)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(27)	54
Total comprehensive (loss) gain	(27)	54
Comprehensive loss	$(26,538)	$(18,692)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statement of Convertible Preferred Stock, Non-controlling Interest and Stockholder’s Equity (Deficit)

(in thousands, except share and per share amounts)

	Series C convertible preferred shares issued	Series C convertible preferred value	Series B convertible preferred shares issued	Series B convertible preferred value	Series B-1 convertible preferred shares issued	Series B-1 convertible preferred value	Series A convertible preferred shares issued	Series A convertible preferred value	Series A-1 convertible preferred shares issued	Series A-1 convertible preferred value	Non- controlling interest	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income	Accumu- lated deficit	Total stock- holders’ equity (deficit)
Balance, December 31, 2018	-	$—	41,857,005	$38,224	10,000	$9	62,528,507	$46,694	10,000	$8	$3,773	2,084,710	$2	$804	$—	$(49,088)	$(48,282)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	—	3,609	—	—	3,609
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	357,170	1	365	—	—	366
Issuance of Series B convertible preferred stock	-	-	288,991	266	-	-	-	-	-	-	-	-	—	—	—	—	—
Issuance of Series C convertible preferred stock	39,492,960	61,687	-	-	-	-	-	-	-	-	-	-	—	—	—	—	—
Accretion of Series C preferred dividend	-	1,054	-	-	-	-	-	-	-	-	-	-	—	—	—	(1,054)	(1,054)
Initial public offering of common stock	-	-	-	-	-	-	-	-	-	-	-	6,325,000	6	79,690	—	—	79,696
Conversion of preferred stock and non-controlling interest into common stock in connection with the IPO	(39,492,960)	(62,741)	(42,145,996)	(38,490)	(10.000)	(9)	(62,528,507)	(46,694)	(10,000)	(8)	(3,773)	22,077,627	22	151,693	—	—	151,715
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	—	—	54	—	54
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	—	—	—	(18,746)	(18,746)
Balance, December 31, 2019	-	$—	-	$—	-	$—	-	$—	-	$—	$—	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	—	9,983	—	—	9,983
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	769,385	1	1,544	—	—	1,545
Issuance of common stock in Private Placement, net	-	-	-	-	-	-	-	-	-	-	-	2,350,108	2	40,141	—	—	40,143
Other comprehensive (loss)	-	-	-	-	-	-	-	-	-	-	-	-	—	—	(27)	—	(27)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	—	—	—	(26,511)	(26,511)
Balance, December 31, 2020	-	$—	-	$—	-	$—	-	$—	-	$—	$—	33,964,000	$34	$287,829	$27	$(95,399)	$192,491

See accompanying notes

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,511)	$(18,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,983	3,609
Depreciation expense	1,146	813
Issuance of common stock for license agreement	—	54
Non-cash lease expense	434	—
Deferred lease incentives	—	(160)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(626)	(3,252)
Accounts payable	4,287	(644)
Deferred revenue	(36,984)	51,052
Accrued expenses	3,083	1,490
Net cash (used in) provided by operating activities	(45,188)	34,216
Cash flows from investing activities:
Purchases of property and equipment	(6,671)	(1,064)
Purchase of available for sale securities	(26,345)	(282,618)
Redemption of available for sale securities	43,418	265,421
Net cash provided by (used in) investing activities	10,402	(18,261)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	266
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	61,687
Proceeds from issuance of common stock	1,545	80,062
Proceeds from Private Placement, net of issuance costs	40,143	—
Proceeds from Term Loan	15,000	—
Net cash provided by financing activities	56,688	142,015
Net increase in cash, cash equivalents, short-term investments, and restricted cash	21,902	157,970
Cash, cash equivalents, short-term investments and restricted cash at beginning of period	200,259	42,289
Cash, cash equivalents, short-term investments, and restricted cash at end of period	$222,161	$200,259
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$31,335	$—
Cumulative Series C convertible preferred stock dividends	$—	$1,054
Conversion of preferred stock and non-controlling interest into common stock	$—	$151,715
Purchases of property and equipment included in accounts payable and accrued expenses	$2,145	$—

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

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Annual Report, the majority of our employees continue to work from home, while nearly a quarter to one-third of our workforce, consisting of mainly laboratory personnel, have periodically worked in rotating teams to ensure the continuation of essential experiments. Our Farmington, CT research site, co-located with the University of Connecticut, has resumed activity at a fifty percent level after a period of paused activity due to state lock down orders previously in effect. While we have resumed experiments at our Farmington site, we have transitioned certain key experiments to our offices in Woburn, MA and third parties and contract research organizations have been engaged to advance certain projects. We are also have taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, while no significant disruptions have occurred, the COVID-19 pandemic may cause such disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact the our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of December 31, 2020, the Company had an accumulated deficit of $95,399. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the financial statements were available to be issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation, Frequency Therapeutics PTY, LTD and Frequency Japan. All intercompany transactions and balances have been eliminated. Frequency Japan was closed down in February 2021, as further described in Note 19 of notes to consolidated financial statements.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, revenue recognition, fair value of common stock, valuation of share-based awards, present value of lease liabilities and income taxes. Actual results could differ from those estimates.

The Company utilized significant estimates and assumptions in determining the fair value of its common stock in periods prior to the IPO. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation (the Practice Aid), to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

Comprehensive income (loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the years ended December 31, 2020 and 2019 consist of unrealized gain on marketable securities.

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

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the years ended December 31, 2020 and 2019 the Company recorded $(4), and $7 of foreign currency exchange (losses) gains, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at December 31, 2020 and 2019 consists entirely of cash and money market funds.

Restricted Cash

The Company has $1.8 million of restricted cash as of December 31, 2020 which represents a $1.7 million security deposit on the Company's future Lexington, Massachusetts facility and a $0.1 million security deposit on the Company's Woburn, Massachusetts facility. The $0.1 million restricted cash at December 31, 2019 represented the security deposit on the Company's Woburn, Massachusetts facility.

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

The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s Term Loan is not materially different from the carry value as presented given the Term Loan was issued within one month of December 31, 2020.

Property and equipment

Property and equipment consist of lab equipment, computer equipment, furniture and office equipment and leasehold improvements recorded at cost. These amounts are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful life
Lab equipment	3 years
Software	3 years
Furniture and office equipment	3 years
Leasehold improvements	Shorter of the estimated useful life or lease term

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the consolidated statements of operations.

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2020 and 2019.

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

Leases

The Company elected to early adopt ASC 842, Leases (ASC 842) as of January 1, 2020 and elected the transition method under ASU 2016-02 whereby the Company records a right-to-use asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. The Company also elected to apply the package of practical expedients intended to ease transition. Accordingly, the Company has only applied ASC 842 to leases existing at January 1, 2020. The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-issue (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The ROU asset also includes any lease payments made at or before the lease commencement date and excludes lease incentives received. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirements of ASC 842 for short-term leases, which is defined as a lease that, at the lease commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For real estate lease agreements entered into or modified after the adoption of ASC 842 that include lease and non-lease components, the Company has elected to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.

Collaborative arrangements

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship (e.g., a licensing arrangement) where the contracted party has obtained goods or services that are an output of the Company’s ordinary activities in exchange for a consideration and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). For those elements of the arrangement that are accounted for pursuant to ASC 606, including those to which ASC 606 is applied by analogy, the Company applies the five-step model described in the Company’s revenue recognition policy. For elements of collaborative arrangements that are accounted for pursuant to ASC 808, an appropriate and rational recognition method is determined and applied consistently. Reimbursements from the counterparty that are the result of a collaborative relationship with the counterparty, instead of a customer relationship, such as co-development or clinical activities, are recorded as a reduction to research and development expense as the services are performed. Similarly, amounts that are owed to a collaboration partner related to the co-development clinical activities are recognized as research and development expense.

The Company enters into out-licensing agreements that are within the scope of ASC 606. The terms of such out-license agreements include licenses to functional intellectual property (IP), given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. Such arrangements typically include payment of one or more of the following: non-refundable up-front license fees; reimbursement of certain costs; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products.

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (“Astellas”), as further described in Note 16 of notes to consolidated financial statements.

Revenue recognition

The Company accounts for contracts with customers in accordance with ASC 606, including all amendments thereto. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaborative arrangements and leases. The Company’s disclosure within the below sections or elsewhere within these consolidated financial statements reflects the Company’s accounting policies in compliance with this new standard.

Under ASC 606, an entity recognizes revenue when or as its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To recognize revenue for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies its performance obligations. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and identifies as a performance obligation each promise to transfer to the customer either (a) a good or service (or bundle of goods and services) that is distinct, or (b) a series of distinct goods and services that are substantially the same and have been the same pattern of transfer to the customer.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2020 and 2019, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 13).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2020 and 2019 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(26,511)	$(19,800)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	32,253,227	8,649,245
Net loss per share attributable to common stockholders- basic and diluted	$(0.82)	$(2.29)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Year Ended December 31,
	2020	2019
Unvested restricted Common Stock	3,093	70,366
Series C Preferred (as converted to common stock)	—	1,172,676
Series B Preferred (as converted to common stock)	—	4,759,079
Series A Preferred (as converted to common stock)	—	7,070,574
Conversion of Frequency Japan preferred stock	—	513,047
Outstanding stock options (as converted to common stock)	6,816,798	5,968,672
Total	6,819,891	19,554,414

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

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The Company adopted the standard on January 1, 2020 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company did not reassess the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC

842. As a result of the adoption of ASC 842, the Company recorded $1.2 million of ROU assets and a total of $1.5 million of lease liabilities on the consolidated balance sheets as of January 1, 2020. In addition, in the first quarter of 2020 the Company expanded and amended the lease for its Woburn, Massachusetts facility and increased both the ROU asset and lease liability by $1.0 million. On December 11, 2020, the Company terminated this lease and remeasured the existing ROU asset and lease liability based on this lease modification, resulting in a $1.7 million impact to both the ROU asset and lease liability. As disclosed in Note 16, the Company has entered into a lease for a facility in Lexington Massachusetts which commenced December 11, 2020. In accordance with ASU No. 2016-02, the Company recognized a right-of-use asset and related lease liability at such time.

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

In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. This standard will become effective for the Company on January 1, 2021. The Company is still evaluating the impact of this standard on its consolidated financial statements.

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2020 and 2019 are summarized as follows:

		December 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$214,522	$27	$214,549
		$214,522	$27	$214,549

		December 31, 2019
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	(Loss) Gain	Value
Money market funds	Level 1	$200,131	$(12)	$200,119
U.S. Government treasury securities	Level 1	17,131	66	17,197
		$217,262	$54	$217,316

4. Prepaid expenses

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2020	2019
Rent and deposits	-	63
Research and development expenses	1,729	801
Grant receivable	-	805
Accounts receivable	340	-
Insurance	2,552	2,132
Other	102	199
Total	$4,723	$4,000

5. Property and equipment

Property and equipment include the following:

	December 31,	December 31,
	2020	2019
Lab equipment	$4,166	$1,846
Furniture and office equipment	283	257
Software	291	—
Leasehold improvements	1,419	1,419
Construction in progress	4,340	306
Total	10,499	3,828
Accumulated depreciation	(3,212)	(2,066)
Property and equipment, net	$7,287	$1,762

The Company recognized $1,146 and $813 of depreciation expense for the years ended December 31, 2020 and 2019, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Payroll and employee related expenses	$5,062	$2,686
Professional fees	647	435
Third-party research and development expenses	874	118
Taxes and other	80	—
Total	$6,663	$3,239

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a commercial bank for a Term Loan with a principal balance of $15 million. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the “Loan Maturity Date”). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. Interest related to the Loan Agreement was immaterial for the year ended December 31, 2020.

The Company may prepay the advance made under the Loan Agreement in whole, at any time subject to a prepayment premium equal to: (a) 2.0% of the then-outstanding principal amount of the advance, if such prepayment occurs on or prior to the first anniversary of the Closing Date; (b) 1.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date; and (c) 0.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the second anniversary of the Closing Date. The prepayment premium is waived if the Term Loan Facility is refinanced by the Bank (in its sole and absolute discretion) on or prior to the Loan Maturity Date.

The Company will pay a final payment of $150,000, which will occur on the earliest of: (i) the Loan Maturity Date; (ii) the date that the Company prepays all of the outstanding principal in full; (iii) the date the loan payments are accelerated due to an event of default; or (iv) the termination of the Loan Agreement. The Company is recording the final payment as interest expense over the term of the loan. The Term Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property.

8. Convertible preferred stock

As of December 31, 2018, the Company had issued 62,528,507 shares of Series A Preferred Stock, 10,000 shares of Series A-1 Preferred Stock, 41,857,005 shares of Series B Preferred Stock, and 10,000 shares of Series B-1 Preferred Stock. In 2019, the Company also issued 288,911 shares of Series B Preferred Stock. On July 17, 2019, the Company authorized and issued 39,492,960 shares of Series C Preferred for net proceeds of $61,687.

The Company evaluated the tranched nature of the issuance of these preferred shares as well as the rights, preferences, and privileges of such shares and has concluded that there were no freestanding derivative instruments or any embedded derivatives requiring bifurcation.

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

10. Stockholders’ equity

Preferred stock

       The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of December 31, 2020.

Common stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which 33,964,000 were issued and outstanding as of December 31, 2020. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Stock options outstanding	6,816,798	5,968,672
Shares available for future grant under stock option plan	1,475,923	1,859,654
	8,292,721	7,828,326

11. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of December 31, 2020, there were no shares of common stock available for future grants under the 2014 Plan.

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

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan are as follows:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	2019 Plan	price	(in years)	value	2014 Plan	price	(in years)	value
Outstanding as of December 31, 2018	—	$-	—		2,089,334	$0.61	—	—
Granted	1,247,338	14.09	—		3,015,381	4.17	—	—
Exercised	—	-	—		(357,170)	1.02	—	—
Forfeited	—	-	—		(26,211)	1.09	—	—
Outstanding as of December 31, 2019	1,247,338	$14.09	9.76	$4,287	4,721,334	$2.85	8.89	$65,051
Granted	1,645,859	24.22	—		—	—	—	—
Exercised	(1,851)	18.93	—		(767,534)	1.94	—	—
Forfeited	(16,997)	22.72	—		(11,351)	6.89	—	—
Outstanding as of December 31, 2020	2,874,349	$19.84	9.09	$44,325	3,942,449	$3.02	7.98	$127,090
Options exercisable as of December 31, 2020	564,617	$17.48	8.90	$10,042	2,337,828	$2.57	7.88	$76,416
Options unvested as of December 31, 2020	2,309,732			$34,283	1,604,621			$50,674

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	1.1%	2.0%
Expected term (in years)	6.0	5.9
Expected volatility	79.1%	79.4%
Expected dividend yield	0.0%	0.0%

Risk-Fee Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Term:  The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. During the years ended December 31, 2020 and 2019, 769,385 and 357,170 shares were exercised, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $16,667 and $5,896 respectively.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2020 and 2019 was $16.41 and $4.05 respectively.

The total grant date fair value of options vested during the years ended December 31, 2020 and 2019 was $7,907 and $2,990, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of December 31, 2020 and 2019 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2019	70,366	$0.36
Awarded	—	—
Vested	(67,273)	0.29
Forfeited	—	—
Unvested, December 31, 2020	3,093	$1.75

The total value of restricted stock awards that vested during the years ended December 31, 2020 and 2019, based on estimated fair values of the stock underlying the restricted stock awards was $20 and $73, respectively.

Stock-based compensation

Stock-based compensation expense of $9,983 and $3,609 for the years ended December 31, 2020 and 2019 respectively, is included in research and development and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

As of December 31, 2020 and 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $31,006 and $13,820, respectively. This amount is expected to be recognized over a weighted-average period of 3.08 years and 2.76 years, respectively.

12. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee stock Purchase Plan (the “ESPP”) which became effective on the date of the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 315,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares were issued under the ESPP at December 31, 2020.

13. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $67,868 and Massachusetts state operating loss carryforwards of approximately $43,386 which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22,400 available to reduce future taxable income through 2037 and approximately $45,469 which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2040. As of December 31, 2020, the Company also had federal and Massachusetts research and development tax credit carryforwards of $3,014 and $1,211, respectively, which are available to offset federal and state tax liabilities through 2040 and 2035, respectively.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2020 and 2019 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of approximately $26,995 and $16,204 as of December 31, 2020 and 2019 has been established.

The Company has no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment were required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statements of operations if an adjustment were required. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2020 and 2019.

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

A reconciliation of the Company’s pre-tax income for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Domestic	$(25,744)	$(19,086)
Foreign	(732)	(714)
Total	$(26,476)	$(19,800)

The Company’s provision at December 31, 2020 and 2019 consist of the following:

	2020	2019
Current:
Federal	$35	$-
State	-	-
Foreign	-	-
Total current	$35	$-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	$-	$-
Total provision (benefit)	$35	$-

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
U.S federal statutory income tax rate	21.0%	21.0%
Permanent differences	(0.2)	(2.8)
State income taxes, net of federal benefit	3.0	4.0
Research and development tax credits	11.2	1.8
Stock compensation deductions	5.1	0.0
Other items	0.6	(1.0)
Change in deferred tax asset valuation allowance	(40.7)	(23.0)
Effective income tax rate	—%	—%

The Company’s deferred tax assets at December 31, 2020 and 2019 consist of the following:

	2020	2019
Net operating loss carryforwards	$17,885	$13,253
Research and development tax credits	3,992	1,138
Intangibles	360	358
Stock compensation	850	686
Accrued expenses	-	48
Deferred revenue	3,606	496
Other	142	189
Fixed assets	56	36
Lease liability	7,285	-
Right of use asset	(7,181)	-
Total deferred tax asset	26,995	16,204
Valuation allowance	(26,995)	(16,204)
Net deferred tax assets	$—	$—

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer has received $1.98 million and $0.01 million from MIT under the MIT Policy during the years ended December 31, 2020 and 2019, respectively. Refer to Note 18 for all related party disclosures.

The Scripps Research Institute (California Institute for Biomedical Research)

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

The Company is required to use commercially reasonable efforts to develop, manufacture, and sell at least one Licensed Product and does not have the right to control prosecution of the in-licensed patent applications, and to enforce the in-licensed patents are subject to certain limitations. The Company is also subject to certain milestone timeline obligations , which may be extended under certain circumstances as outlined in the CALIBR License Agreement, to: (i) submit an IND (or equivalent) for a CALIBR Licensed Product by the 30th month after the effective date of the CALIBR License Agreement, (ii) initiate a Phase II clinical trial (or equivalent) for a CALIBR Licensed Product by the fourth anniversary of the effective date of the CALIBR License Agreement, and (iii) initiate a Phase III clinical trial (or equivalent) for a CALIBR Licensed Product by the sixth anniversary of the effective date of the CALIBR License Agreement.

Upon entering into the CALIBR License Agreement, the Company made a $1,000 license fee payment and are required to make milestone payments up to $26,000 for each Category of CALIBR Licensed Products (Category 1 means any CALIBR Licensed Products containing a compound that modulates any muscarinic receptor and Category 2 means any CALIBR Licensed Products not included in Category 1 that could differentiate oligodendrocyte precursors). The Company is also required to pay a middle single-digit royalty on CALIBR Licensed Products and a royalty on sublicense revenues ranging from low-teen percentage to 50%.

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

In September 2020, the Company extended the term of the option agreement through the end of December 2021. As consideration for this extension, the Company is required to make additional funding payments of $0.6 million to Scripps through December 2021.

The Company has the right to terminate by giving 90 days’ advance notice. Scripps has the right to terminate in the event of nonpayment by us that remains uncured for 10 days. Each party has the right to terminate in the event of the other party’s material breach that remains uncured for 60 days or if the other party becomes bankrupt.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, the Company entered into an Non-Exclusive Patent License Agreement (MEE License Agreement) with the Massachusetts Eye and Ear (MEE) under which it received a non-exclusive, non-sublicensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes which incorporate the licensed technology for the treatment or prevention of hearing loss.

The Company is required to use diligent efforts to develop and commercialize the licensed products and MEE has control over the filing, prosecution, enforcement and defense of any licensed patent rights. We met one of our milestone timeline obligations by dosing a first patient in a Phase II trial by December 31, 2020. We are still subject to a milestone timeline obligation to dose a first patient in a Phase III trial by December 31, 2024.

Upon entering into the MEE License Agreement, the Company made a $20 license fee payment and is required to pay certain annual license maintenance fees until the first commercial sale and a minimum annual royalty payment after the first commercial sale.

The Company is also required to make milestone payments up to $350 on each product or process which incorporates the licensed patent rights and pay a low single-digit royalty on products and processes that incorporate the licensed patent rights.

The MEE License Agreement shall remain in effect until all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned, unless terminated earlier. The Company has the right to terminate the MEE License Agreement at will by giving thirty (30) business days advance written notice to MEE. MEE has the right to terminate the MEE License Agreement if the Company fails to make any payment due within thirty (30) business days after MEE notifies the Company of such failure. MEE shall have the right to terminate if the Company fails to maintain the required insurance. MEE shall also have the right to terminate the MEE License Agreement upon forty-five (45) business days written notice if the Company becomes insolvent. MEE has the right to terminate for any other default not cured within sixty (60) business days written notice. MEE also has the right to terminate if the Company or its affiliates challenge the validity of the licensed patent rights.

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

The Company has agreed to use diligent and good faith efforts to develop and commercially exploit at least one Cambridge Licensed Product.  Upon entering into the Cambridge License, the Company made a $50 license fee payment.  The Company is obligated to pay an annual license fee of $50. The Company is also obligated to make milestone payments up to $10.5 million on each Cambridge License Product.  In addition, the Company has agreed to pay a low single-digit royalty on products that incorporate the licensed patent rights, subject to offset in certain circumstances.

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

Department of Defense

In June 2018, the Company received a grant (the Grant) from the Department of Defense (DoD) under which the Company is receiving funding to further the Company’s research and development of a therapeutic drug to treat hearing loss. The Company is receiving funding of $1,596 over two years from the date of the Grant. The Company has determined that the DoD is not considered a customer under ASC 606, therefore funding received from the DoD under the Grant is recorded as a reduction of research and development expenses. The Company has recorded $323 and $845 as a reduction in research and development expenses for the years ended December 31, 2020 and 2019, respectively.

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

The $80.0 million upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the year ended December 31, 2020, the Company recognized $37.0 million of revenue under the Astellas Agreement. In the year ended December 31, 2019, the Company recorded $28.9 million of revenue under the Astellas Agreement which included $16.0 million related to the royalty payment to MIT and $12.9 million based upon the application of the input method to the remaining $64.0 million to be recognized over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statement of operations during the development period. In the years ended December 31, 2020 and 2019, the Company invoiced Astellas $1,046 and $186 for joint costs, respectively.

16. Commitments and contingencies

Operating leases

In 2016, the Company and a related third party (see Note 18) entered into a five-year operating lease for the Company’s primary office and laboratory space in Woburn, Massachusetts. The lease was extended in November 2019 and expires in February 2025. Additionally, the Company amended the lease in November 2019 to add additional laboratory and office space. The commencement date of the additional space occurred in February 2020 and expires in February 2025. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company also leases a laboratory facility in Connecticut under an operating lease which expires in 2021.

On December 11, 2020, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination Agreement”) with ARE-MA Region No. 20, LLC (the “Landlord”). The Lease Termination Agreement provides that the Lease Agreement, dated as of August 14, 2016, by and between the Company and Landlord (as the same may have been amended, the “Lease”) will terminate on March 31, 2021, unless the Company elects to extend the term of the Lease. The Company exercised the option to extend the lease until May 31, 2021.

As consideration for the Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease, the Company has agreed to pay to Landlord a fee of approximately $0.2 million.

On January 7, 2020 the Company entered into an indenture of lease (the “Lexington Lease”) with HCP/KING 75 Hayden LLC, for the lease of approximately 61,307 square feet of rentable area in Lexington, Massachusetts or (the “Lexington Premises”).  The Lexington Lease commenced on December 11, 2020, (the “Commencement Date”).  The Company expects to use the Lexington Premises as its new principal executive offices and as a laboratory for research and development, and other related uses.  The term of the Lexington Lease, (the “ Initial Term”), is ten years from the rent commencement date (which is five months following the Commencement Date) and the Initial Term is expected to end on May 31, 2031.  The Company also has the option to extend the Initial Term for two additional terms of five years each.

As of December 31, 2020, the Company has $30,551 of operating lease ROU assets, and $397 and $30,597 of current and non-current lease liabilities, respectively, recorded on the consolidated balance sheets. For the year ended December 31, 2020 the Company recorded $470 of operating lease cost, $510 of variable lease cost, and $106 of short-term lease cost. The lease expense for the years ended December 31, 2020 and 2019 are $835 and $269, respectively. Cash paid for amounts included in the measurement of lease liabilities for year ended December 31, 2020 is $484.

Other information	December 31, 2020
Weighted-average remaining lease term	10.3 years
Weighted-average discount rate (1)	8.5%

(1)	Rate includes the Company’s Woburn and Lexington leases.

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2020.

2021	2,928
2022	4,159
2023	4,284
2024	4,412
2025	4,545
Thereafter	27,070
Total minimum lease payments	47,398
Less: amount of lease payments representing interest	(16,404)
Present value of future lease payments	30,994
Less: current lease liabilities	(397)
Noncurrent lease liabilities	$30,597

Future aggregate minimum payments under the noncancelable operating leases and short term leases, including the Lexington, MA lease and Connecticut lease, which is not subject to ASC 842, as of December 31, 2020 are as follows:

2021	$2,986
2022	4,159
2023	4,284
2024	4,412
2025	4,545
2026 and beyond	27,070
Total minimum lease payments	$47,456

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. In September 2020, the Company extended the term of this contract through December 2021. As consideration for this extension, the Company committed to total payments of $0.6 million through December 2021.

The Company enters into contracts in the normal course of business with CROs, CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

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

The Company leases office space in Woburn, Massachusetts under a five-year non-cancelable operating lease, and has entered into a facility lease in Lexington, Massachusetts. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of December 31, 2020 and 2019, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

17. Employee benefit plan

Employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (the “401(k) Plan”). Participants may contribute up to 90% of their annual compensation to the 401(k) Plan, subject to statutory limitations. Under the 401(k) Plan Safe Harbor Match, the Company matches 100% of the first 5% of employee contributions and vests 100% at time of match. For the years ended December 31, 2020 and 2019, the Company made matching contributions of $0.4 million and $0.2 million, respectively.

18. Related party transactions

The Company’s lease for its Woburn, Massachusetts facility, see Note 16, is with an entity affiliated with one of the Company’s directors and shareholders.

As disclosed in Note 14, the Company entered into the MIT License Agreement in December 2016. The patents in-licensed by the Company from MIT pursuant to the MIT License Agreement claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Accordingly, Dr. Langer has received $1.98 million and $0.01 million from MIT under the MIT Policy during the years ended December 31, 2020 and 2019, respectively.

19. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through March 29, 2021, the date which the consolidated financial statements were available to be issued. The identified subsequent events are as follows;

On February 18, 2021, the Company completed the liquidation and dissolution of Frequency Therapeutics Japan KK, the Company’s Japanese subsidiary.

On March 23, 2021, the Company announced topline, day-90 data from its FX-322 Phase 2a study. The interim results show that four weekly injections in subjects with mild to moderately severe sensorineural hearing loss did not demonstrate improvements in hearing measures versus placebo. No treatment-related serious adverse events were observed in the study.

The Company also announced new preliminary data from a parallel study demonstrating hearing improvement from a single injection of FX-322. The single dose showed efficacy that was clinically meaningful and statistically significant compared to the untreated ear, had a favorable safety profile and was well tolerated.

20. Selected Quarterly Data (Unaudited)

The following table contains quarterly financial information for 2020 and 2019.  The Company believes that the following information reflects all normal recurring adjustments necessary for the fair statement of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)
Total revenue	$7,264	$8,523	$11,247	$9,950	$36,984
Total expenses	12,177	14,548	16,588	20,182	$63,495
Net loss	(4,913)	(6,025)	(5,341)	(10,232)	$(26,511)
Cumulative series C convertible preferred stock dividends	—	—	—	—	—
Net loss attributable to common stockholders	(4,913)	(6,025)	(5,341)	(10,232)	$(26,511)
Net loss per share attributable to common shareholders - basic and diluted	$(0.16)	$(0.19)	$(0.16)	$(0.30)	$(0.82)

	2019
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)
Total revenue	$—	$—	$24,238	$4,709	$28,947
Total expenses	5,826	6,852	24,813	10,202	$47,693
Net loss	(5,826)	(6,852)	(575)	(5,493)	$(18,746)
Cumulative series C convertible preferred stock dividends	—	—	(1,014)	(40)	$(1,054)
Net loss attributable to common stockholders	(5,826)	(6,852)	(1,589)	(5,533)	$(19,800)
Net loss per share attributable to common shareholders - basic and diluted	$(3.24)	$(3.42)	$(0.73)	$(0.19)	$(2.29)