Form 10-Q
period 2021-03-31
Frequency Therapeutics, Inc.
filed 2021-05-13
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 34,219,155 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 1b and Phase 2a clinical trials and any planned additional Phase 2 clinical trials or Phase 3 clinical trials for the treatment of hearing loss and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

•	the continued impact of the novel coronavirus, COVID-19, on our ongoing and planned clinical trials, our research and development activities and our business and financial markets;
•	our ability to continue to develop our progenitor cell activation, or PCA, platform and identify additional product candidates;
•	our ability to successfully complete clinical trials of any product candidate and obtain regulatory approval for it;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization, marketing and manufacture of any product candidate, if approved;
•	the pricing and reimbursement of any product candidate, if approved;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive regulatory approval;
•	the implementation of our strategic plans for our business, product candidates, and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, PCA platform, and technology;
•	estimates of our expenses, future revenues, capital requirements, and our need for additional financing;
•	our ability to maintain and establish collaborations, including our License and Collaboration Agreement with Astellas Pharma Inc.;
•	our financial performance and the sufficiency of our financial resources; and
•	developments relating to our competitors and our industry, including the impact of government regulation.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•

We are heavily dependent on the success of FX-322, our lead product candidate for the treatment of hearing loss, which is still under clinical development. If FX-322 does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$169,227	$220,341
Short-term marketable securities	25,682	—
Prepaid expenses and other current assets	5,168	4,723
Total current assets	200,077	225,064
Property and equipment, net	7,024	7,287
Right of use assets	32,587	30,551
Restricted cash	1,823	1,820
Total assets	$241,511	$264,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,452	$5,506
Accrued expenses	2,753	6,663
Deferred revenue	9,417	14,068
Lease liabilities	1,296	397
Total current liabilities	18,918	26,634
Lease liabilities, net of current portion	30,186	30,597
Term loan	15,000	15,000
Total liabilities	64,104	72,231
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,216,186 and 33,964,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	293,137	287,829
Accumulated other comprehensive income	10	27
Accumulated deficit	(115,774)	(95,399)
Total stockholders’ equity	177,407	192,491
Total liabilities and stockholders’ equity	$241,511	$264,722

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$4,651	$7,264
Operating expenses:
Research and development	15,106	6,670
General and administrative	9,744	6,249
Total operating expenses	24,850	12,919
Loss from operations	(20,199)	(5,655)
Interest income	25	710
Interest (expense)	(218)	—
Realized (loss) gain on investments	(4)	69
Foreign exchange gain	21	1
Loss before income taxes	(20,375)	(4,875)
Income taxes	—	(38)
Net loss	$(20,375)	$(4,913)
Net loss per share attributable to common stockholders-basic and diluted	$(0.60)	$(0.16)
Weighted-average shares of common stock outstanding-basic and diluted	34,115,682	30,868,220

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,375)	$(4,913)
Other comprehensive (loss) gain:
Unrealized (loss) on marketable securities	(17)	(69)
Total other comprehensive (loss)	(17)	(69)
Comprehensive loss	$(20,392)	$(4,982)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2019	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	-	-	2,164	-	-	2,164
Issuance of common stock upon exercise of stock options	164,743	-	309	-	-	309
Other comprehensive (loss)	-	-	-	(69)	-	(69)
Net loss	-	-	-	-	(4,913)	(4,913)
Balance, March 31, 2020	31,009,250	$31	$238,634	$(15)	$(73,801)	$164,849

Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	4,611	-	-	4,611
Issuance of common stock upon exercise of stock options	252,186	-	697	-	-	697
Other comprehensive (loss)	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(20,375)	(20,375)
Balance, March 31, 2021	34,216,186	$34	$293,137	$10	$(115,774)	$177,407

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,375)	$(4,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,611	2,164
Depreciation expense	382	215
Non-cash lease expense	286	75
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(336)	247
Accounts payable	(1,846)	1,432
Deferred revenue	(4,651)	(7,264)
Lease liabilities	488	—
Accrued expenses	(4,033)	(1,319)
Net cash (used in) operating activities	(25,474)	(9,363)
Cash flows from investing activities:
Purchases of property and equipment	(543)	(343)
Purchase of marketable securities	(25,666)	—
Redemption of marketable securities	—	14,031
Net cash (used in) provided by investing activities	(26,209)	13,688
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	572	309
Net cash provided by financing activities	572	309
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,111)	4,634
Cash, cash equivalents, and restricted cash at beginning of period	222,161	200,259
Cash, cash equivalents, and restricted cash at end of period	$171,050	$204,893
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$—	$(2,163)
Purchases of right of use asset included in accrued expenses	$(106)	$—
Purchases of property and equipment and right of use asset included in accounts payable	$(1,792)	$—

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, Frequency Therapeutics Securities Corporation and Frequency Therapeutics Japan KK, (the Company), headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Frequency Therapeutics KK subsidiary was dissolved in February 2021. The Company is a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation, Frequency Therapeutics PTY, LTD and Frequency Therapeutics Japan KK, which was dissolved in February 2021. All intercompany transactions and balances have been eliminated. The significant accounting policies used in preparation of these interim financial statements on Form 10-Q are consistent with those discussed in Note 2, “Summary of significant accounting policies,” in the Company’s Form 10-K.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2021 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity (deficit), and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K.

2. Recently adopted and issued accounting standards

Recently adopted accounting standards

  In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The Company adopted the standard on January 1, 2021 and it did not have a significant impact on its consolidated financial statements.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Recently issued accounting standards

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred to develop or obtain internal use software, which includes hosting arrangements that include an internal-use software license. This standard will become effective for the Company in annual periods beginning after December 15, 2020. The Company is still evaluating the impact of this standard on its consolidated financial statements.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2021 and December 31, 2020 are summarized as follows:

		March 31, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	101,730	—	101,730
Short-term marketable securities	Level 2	25,699	(17)	25,682
		$127,429	$(17)	$127,412

		December 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	214,522	27	214,549
		$214,522	$27	$214,549

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

4. Property and equipment

Property and equipment include the following:

	March 31,	December 31,
	2021	2020
Lab equipment	$4,241	$4,166
Furniture and office equipment	287	283
Software	290	291
Leasehold improvements	1,419	1,419
Construction in progress	4,381	4,340
Total	10,618	10,499
Accumulated depreciation	(3,594)	(3,212)
Property and equipment, net	$7,024	$7,287

The Company recognized $382 and $215 of depreciation expense for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Payroll and employee related expenses	$1,366	$5,062
Professional fees	312	647
Third-party research and development expenses	782	874
Taxes and other	293	80
Total	$2,753	$6,663

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the “Loan Maturity Date”). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at March 31, 2021 was 4.75%, resulting in interest expense of $218 for the three months ended March 31, 2021.

The Company may prepay the advance made under the Loan Agreement in whole, at any time subject to a prepayment premium equal to: (a) 2.0% of the then-outstanding principal amount of the advance, if such prepayment occurs on or prior to the first anniversary of the Closing Date; (b) 1.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date; and (c) 0.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the second anniversary of the Closing Date. The prepayment premium is waived if the borrowings under the Loan Agreement are refinanced by the bank (in its sole and absolute discretion) on or prior to the Loan Maturity Date.

The Company will pay a final payment of $150, which will occur on the earliest of: (i) the Loan Maturity Date; (ii) the date that the Company prepays all of the outstanding principal in full; (iii) the date the loan payments are accelerated due to an event of default; or (iv) the termination of the Loan Agreement. The Company is accruing the final payment as interest expense over the term of the loan. The term loan is secured by substantially all of the Company’s assets, excluding intellectual property.

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(20,375)	$(4,913)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	34,115,682	30,868,220
Net loss per share attributable to common stockholders- basic and diluted	$(0.60)	$(0.16)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2021	2020
Unvested restricted common stock	2,629	5,600
Outstanding stock options	7,703,262	6,908,115
Total	7,705,891	6,913,715

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

Capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of March 31, 2021. There were 34,216,186 and 33,964,000 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Stock options outstanding	7,703,262	6,816,798
Shares available for future grant under stock option plan	1,695,833	1,475,923
	9,399,095	8,292,721

Private placement

On July 20, 2020, the Company issued and sold an aggregate of 2,350,108 shares of its common stock, par value $0.001 per share (the “Shares”), at a purchase price of $18.00 per share to new and existing investors in a private placement for net proceeds of $40,100 after deducting placement agent fees and offering expenses (the “Private Placement”). In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days after the closing of the Private Placement (the “Initial Filing Date”) for purposes of registering the resale of the Shares. The Company filed a registration statement (the “Registration Statement”) to register the Shares, which was declared effective by the SEC on September 3, 2020.

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the three months ended March 31, 2021:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2020	6,816,798	$10.11	8.45	$171,415
Granted	1,138,650	37.35	9.81	—
Exercised	(252,186)	2.76	7.52	$8,957
Forfeited	—	—	—	—
Outstanding as of March 31, 2021	7,703,262	$14.38	8.46	$23,824
Options exercisable as of March 31, 2021	3,142,596	$6.93	7.94	$15,901
Options unvested as of March 31, 2021	4,560,666	$19.51	8.83	$7,923

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

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

March 31,
2021
Risk-free interest rate	0.4%
Expected term (in years)	6.0
Expected volatility	80.4%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2021 and 2020 was $25.50 and $16.18, respectively.

The total grant date fair value of options vested during the three months ended March 31, 2021 and 2020 was $4,284 and $1,506, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of March 31, 2021 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	3,093	$1.75
Awarded	—	—
Vested	(464)	1.75
Forfeited	—	—
Unvested as of March 31, 2021	2,629	$1.75

The total value of restricted stock awards that vested during the three months ended March 31, 2021 and 2020, based on estimated fair values of the stock underlying the restricted stock awards was $1 and $17, respectively.

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,529	$970
General and administrative	3,082	1,194
Total	$4,611	$2,164

As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $55,428. This amount is expected to be recognized over a weighted-average period of 3.32 years.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

10. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”) which became effective on the date of the Company’s initial public offering of shares of its common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 963,085 shares of common stock were reserved for issuance under the ESPP at March 31, 2021. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. No shares have been issued under the ESPP at March 31, 2021.

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three months ended March 31, 2021 and 2020 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at March 31, 2021 and December 31, 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which no net tax benefit has been recorded due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

12. Collaboration agreement

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80,000 in July 2019 and has agreed to pay potential development milestone payments up to $230,000 and commercialization milestones of up to $315,000. Specifically, the Company would receive development milestone payments of $65,000 and $25,000 upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100,000 and $40,000 upon the first dosing of a patient in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, the Company would be eligible for up to $315,000 in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

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

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company has determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and will continue until the completion of the Phase 2a clinical trial of FX-322. The transaction price of $80,000 has been allocated to the single combined performance obligation and will be recognized over such period. Management has analyzed the progress of the Phase 2a clinical trial and has estimated the completion date of such trial and the total research and

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

development costs it expects to incur in performing the trial and is recognizing the $80,000 upfront fee as revenue over the period from July 2019 until June 30, 2021, the estimated completion date of the Phase 2a clinical trial, using the input method. The Company regularly assesses its estimates and to the extent that facts and circumstances dictate, the Company revises its estimates of total cost or completion date and accounts for such change on a prospective basis. The Company was required to pay MIT a royalty of $16,000 on the $80,000 of sublicense revenues. The $16,000 royalty was expensed in the third quarter of 2019. For a description of the MIT License Agreement, refer to Note 13.

The $80,000 upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and is being recognized as revenue according to the policy described above. In the three months ended March 31, 2021, and since entering into the Astellas Agreement, the Company recorded $4,700, and $70,600, respectively, of revenue under the Astellas Agreement based upon the application of the input method over the estimated period to completion of the Phase 2a clinical trial for FX-322.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three months ended March 31, 2021, the Company invoiced Astellas $324 for joint costs.

13. License Agreement

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

Upon entering into the MIT License Agreement, the Company paid a $50 license fee payment and issued to MIT shares of our common stock equal to 5% of total then-outstanding capital stock. The Company is required to pay certain annual license maintenance fees which may be credited to running royalties during the same calendar year, if any, and to make potential milestone payments up to $2,900 on each Licensed Product or Licensed Process. In addition, The Company is required to pay a low single-digit royalty on Licensed Products and Licensed Processes and a low-twenties royalty on sublicense revenues. In the year ended December 31, 2019 the Company paid MIT a royalty of $16,000 related to the upfront payment received from Astellas, see Note 12.

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer received $1,980 from MIT under the MIT Policy during the year ended December 31, 2020. Dr. Langer did not receive any payments in the three months ended March 31, 2021.

14. Commitments and contingencies

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis. In September 2020, the Company extended the term of this contract through December 2021. As consideration for this extension, the Company committed to total payments of $600 through December 2021.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease, and is exiting the Woburn, Massachusetts facility in the second quarter of 2021. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of March 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

15. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through May 13, 2021, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

On May 13, 2021, the Company announced data from a Phase 1b study in presbycusis (age-related hearing loss). In the study, no significant treatment effect was observed with FX-322 administration compared to placebo. Results also showed a favorable safety and tolerability profile and importantly, the Phase 1b study in presbycusis confirmed that the inclusion of multiple baseline hearing tests prior to treatment mitigated the impact of potential study bias.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2020 Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

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

In March 2021, we announced new data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability. The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

In May 2021, we announced data from a Phase 1b clinical trial of FX-322 in presbycusis (age-related hearing loss). The double-blind, placebo-controlled, randomized, multicenter safety study enrolled 30 individuals aged 66-85 with age-related hearing loss. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated hearing measures, as well as safety, otologic and audiologic assessments were also evaluated in the study. By design, the study recruited subjects with no medical history of noise-induced or sudden sensorineural hearing loss (SSNHL), etiologies where FX-322 associated hearing benefits were observed in prior studies, as we continue to separately evaluate subjects with specific forms of hearing loss to better refine cohorts for future studies. While the treatment effect was not significant compared to placebo, results from the study showed a favorable safety and tolerability profile with no reported treatment-related serious adverse events.

In November 2020 we also commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL. Enrollment of up to 30 subjects remains ongoing. Severe SNHL is defined as a pure tone average deficit between 71-90 dB and many patients with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants are randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, Bamford-Kowal-Bench Speech-in-Noise (BKB-SIN) and pure tone audiometry are utilized in the study. Safety, otologic and audiologic assessments are being conducted at days 30 and 90 following administration of FX-322 or placebo. Frequency now expects to obtain topline results from this study in the second half of 2021.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes, convertible preferred stock, and common stock, payments under the Astellas Agreement and loan financing.

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $20.4 million and $26.5 million for the three months ended March 31, 2021 and year ended December 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $115.8 million.

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

Our offices are located in states that are currently operating under a phased re-opening plan in response to the COVID-19 pandemic. As of the date of the filing of this Quarterly Report, the majority of our non-laboratory based employees continue to work from home on a rotating basis at least several days per week, while our laboratory personnel have resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause significant disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 has been recorded as deferred revenue and is being recognized as revenue, using the input method, over the period in which we will be conducting Phase 2a clinical trials for FX-322. As of March 31, 2021, we have recognized $70.6 million of the $80.0 million since the agreement was executed in 2019.

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

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. We also have the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as the investors and the funder) and the right to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method. For the purpose of revenue recognition, this is the period from execution of the Astellas Agreement to, based on management’s best estimate, the estimated completion date of the Phase 2a clinical study, expected to be end of June 2021. In the three months ended March 31, 2021 and 2020, we recognized $4.7 million and $7.3 million, respectively, of the $80.0 million upfront fee as revenue.

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

We track external research and development costs, including the cost of services, outsourced research and development, clinical trials, contract manufacturing, laboratory equipment and maintenance, and certain other development costs, by product candidate when the costs are specifically identifiable to a product candidate. Internal and external costs associated with infrastructure resources, other research and development costs, facility-related costs, and depreciation and amortization that are not identifiable to a specific product candidate are included in the platform development, early-stage research, and unallocated expenses category.

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our Phase 2a clinical trial and other clinical trials and initiate additional clinical trials for FX-322 and continue to discover and develop additional product candidates and if we are required to continue to engage additional third parties and CROs in response to the COVID-19 pandemic to advance certain projects. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals;
•	the progress of the development efforts of parties with whom we may enter into collaboration agreements;
•	our ability to secure manufacturing supply through relationships with third parties;
•	the commercialization of our product candidates, if and when approved

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the impact of COVID-19 on our ongoing phase 2a trial and our Phase 1b clinical trial of FX-322 in severe SNHL.

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

Interest (expense)

Interest expense consists of interest paid on the term loan.

Realized (loss) gain on investments

Realized loss on investments represents the loss realized on our marketable securities.

Foreign exchange gain

Foreign exchange gain represents the gain recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three months ended March 31, 2021 and 2020 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance against our deferred tax assets at December 31, 2020 because we have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets primarily due to our cumulative loss position and, as a result, a valuation allowance has been established.

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of operations

Comparison of three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Revenue	$4,651	$7,264	$(2,613)
Operating expenses:
Research and development	15,106	6,670	8,436
General and administrative	9,744	6,249	3,495
Total operating expenses	24,850	12,919	11,931
Loss from operations	(20,199)	(5,655)	(14,544)
Interest income	25	710	(685)
Interest (expense)	(218)	—	(218)
Realized (loss) gain on investments	(4)	69	(73)
Foreign exchange gain	21	1	20
Loss before income taxes	(20,375)	(4,875)	(15,500)
Income taxes	—	(38)	38
Net loss	$(20,375)	$(4,913)	$(15,462)

Revenue

Revenue was $4.7 million for the three months ended March 31, 2021 and $7.3 million for the three months ended March 31, 2020, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we are recognizing the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 are being provided using the input method.

Research and development expenses

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$2,539	$1,023	$1,516
Platform development, early-stage research and unallocated expenses:
Employee-related costs	6,166	3,845	2,321
Laboratory supplies	125	50	75
Outsourced research and development	3,773	846	2,927
Facility-related costs	1,718	424	1,294
Depreciation and amortization	280	118	162
Other research and development costs	505	364	141
Platform development, early-stage research and unallocated expenses total	12,567	5,647	6,920
Total research and development expenses	$15,106	$6,670	$8,436

Research and development expenses for the three months ended March 31, 2021 were $15.1 million, compared to $6.7 million for the three months ended March 31, 2020. The increase of $8.4 million was primarily due to an increase of $6.9 million in platform development, early-stage research and unallocated expenses and an increase of $1.5 million in FX-322 external research and development expenses.

The $2.5 million of FX-322 external development costs incurred for the three months ended March 31, 2021 consisted primarily of $2.4 million of clinical and development costs for the Phase 2a and other related clinical trials, including $0.4 million related to drug manufacturing and development. The $1.0 million of FX-322 external development costs incurred in the three months ended March 31, 2020 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $12.6 million of platform development, early-stage research and unallocated expenses incurred for the three months ended March 31, 2021, consisted primarily of $6.2 million of employee-related costs, including $1.5 million of stock compensation expense, and $3.8 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $6.9 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily attributable to an increase of $2.3 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $1.2 million increase in rent and utilities expense related to our relocation to Lexington, MA, and a $2.9 million increase in outsourced research and development spending on development programs, excluding FX-322.

General and administrative expenses

General and administrative expenses were $9.7 million for the three months ended March 31, 2021, compared to $6.2 million for the three months ended March 31, 2020. General and administrative expenses increased by $3.5 million due primarily to an increase of $3.0 million in employee-related costs, including $1.9 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and maintain operations, as well as an increase of $0.3 million in rent and utilities related to our relocation to Lexington, MA and an increase of $0.3 million in public relations expense.

Interest income

Interest income was $25 thousand for the three months ended March 31, 2021 compared to interest income of $0.7 million for the three months ended March 31, 2020. This change is due to changes in interest rates from the previous year.

Interest (expense)

Interest expense was $0.2 million for the three months ended March 31, 2021. There was no interest expense for the three months ended March 31, 2020. This change is due to interest expense on the term loan which commenced in December 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was immaterial for the three months ended March 31, 2021.

Realized (loss) gain on investments

Realized loss on investments was $4 thousand for the three months ended March 31, 2021 as compared to a realized gain of $69 thousand for the three months ended March 31, 2020 due to changes in the market value of short-term marketable securities.

Foreign exchange gain

Foreign exchange gain was $21 thousand for the three months ended March 31, 2021 as compared to $1 thousand for the three months ended March 31, 2020. The increase of $20 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs or contracting with contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, our IPO, our private Placement, option exercises, and the term loan. Our cash, cash equivalents and short-term investments totaled $194.9 million as of March 31, 2021.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(25,474)	$(9,363)
Net cash (used in) provided by investing activities	(26,209)	13,688
Net cash provided by financing activities	572	309
(Decrease) increase in cash and cash equivalents	$(51,111)	$4,634

Cash flows for the three months ended March 31, 2021

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $25.5 million, consisting of a net loss of $20.4 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $5.3 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $10.4 million decrease in operating assets and liabilities, including a decrease of $4.7 million in deferred revenues from the upfront payment under the Astellas Agreement, a decrease in accrued expenses of $4.0 million, a $1.8 million decrease in accounts payable, $0.5 million increase in lease liabilities, and a $0.3 million increase in prepaid expenses and other current assets.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was $26.2 million, which was attributable to $25.7 million of purchase of marketable securities and $0.5 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.6 million in proceeds from the exercise of stock options.

Cash flows for the three months ended March 31, 2020

Operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $9.4 million, consisting of a net loss of $4.9 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $2.5 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $6.9 million change in operating assets and liabilities, including a decrease of $7.3 million in deferred revenues from the upfront payment under the Astellas Agreement, and a $1.3 million decrease in accrued expenses, which were partially offset by an increase of $1.4 million in accounts payable.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $13.7 million, which was attributable to $14.0 million of net redemptions of available for sale securities and $0.3 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million in proceeds from the exercise of stock options.

Funding requirements

We expect our operating expenses to continue to increase substantially in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates including preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and the increased costs associated with operating as a public company.

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include current and new collaborations with third parties. Due to market volatility resulting from the COVID-19 global pandemic, our ability to raise additional capital as and when needed may be impacted. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $20.4 million, $26.5 million and $19.8 million for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $115.8 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•

continue our Phase 2a trial of FX-322 in sensorineural hearing loss, or SNHL, our Phase 1b trial of FX-322 in severe SNHL, and commence additional clinical studies relating to FX-322, and any future pivotal Phase 3 studies;

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322. These expenditures include and will include, as the case may be, costs related to the Phase 2a trial of FX-322 for the treatment of SNHL, the Phase 1b trial of FX-322 for the treatment of severe SNHL, and any additional trials we conduct to support the development of FX-322. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, short-term investments of $194.9 million will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2a trial of FX-322 for the treatment of SNHL, our Phase 1b trial of FX-322 for the treatment of severe SNHL and other planned clinical trials of FX-322,  may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2a trial and Phase 1b severe SNHL trial for FX-322, our other planned clinical trials of FX-322, and the development of any other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;

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

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize FX-322, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will continue to be devoted to FX-322, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, FX-322 will be as effective as anticipated at treating SNHL. Our interim Phase 2a results, for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. And our Phase 1b study of FX-322 in presbycusis did not show any significant treatment effects.

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

Disruptions at the FDA and other government agencies caused by funding shortages, changes in the federal administration or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

We expect to initially seek approval of FX-322 for the treatment of SNHL. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Our Phase 1b study of FX-322 in presbycusis, for example, did not show any significant treatment effects. Even if we obtain FDA approval for FX-322, it may be approved for a target population that is more limited than what we currently anticipate. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller, we may never achieve profitability without obtaining marketing approval for additional indications.

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

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The policies of the FDA and of other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of a product candidate. For example, the election of President Joe Biden in the 2020 U.S. Presidential election may impact our business and industry. Namely, the previous presidential administration under President Donald Trump took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications moving forward. It is difficult to predict whether or how these actions will be implemented, or whether they will be rescinded and replaced under the new presidential administration. The policies and priorities of the new administration are still developing and could materially impact the regulatory framework governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations. Furthermore, noncompliance by us or any collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, may also result in significant financial penalties, which would adversely affect our business.

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

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and vaccinating the public and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our non-laboratory based employees have continued to work from home on a rotating basis at least several days per week, while our laboratory employees have resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

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

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2a clinical trial and Phase 1b clinical trial in severe SNHL) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, availability and effectiveness of vaccines and the effectiveness of actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, in November 2020, the California Privacy Rights Act (“CPRA”) passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similarly, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA and legislation proposed in other states. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, the CDPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Further, the General Data Protection Regulation (“GDPR”) applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Notwithstanding COVID-19, we have experienced and expect to continue to experience in the future significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, quality and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•

any delay in the ultimate completion of our Phase 2a clinical trial, enrollment or ultimate completion of our Phase 1b clinical study in severe SNHL, and other planned clinical trials of FX-322 for the treatment of SNHL;

•

the results of the Phase 2a clinical trial, the Phase 1b clinical studies in severe SNHL and presbycusis, or other planned clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo;
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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of May 6, 2021, these holders beneficially own approximately 15.4% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

FREQUENCY THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2021	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer (principal financial officer and principal accounting officer)