Form 10-Q
period 2021-06-30
Frequency Therapeutics, Inc.
filed 2021-08-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 001-39062

FREQUENCY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2324450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Hayden Avenue, Suite 300 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

(781) 315-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FREQ	The Nasdaq Global Select Market

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

As of August 5, 2021, the registrant had 34,416,992 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 1b clinical trial (FX-322-113), planned Phase 2 clinical trial of FX-322 and any future Phase 2 clinical trials or Phase 3 clinical trials for the treatment of hearing loss and our program to develop a product candidate for the treatment of multiple sclerosis, or MS;

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

•

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;

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

•

The COVID-19 pandemic has caused and could continue to cause disruptions to our business, including our preclinical studies, clinical trials and operations and could adversely impact our financial condition and results of operations; and

•	We are currently subject to securities class action litigation and could be subject to similar or other litigation in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$135,023	$220,341
Short-term marketable securities	33,866	—
Prepaid expenses and other current assets	3,475	4,723
Total current assets	172,364	225,064
Long-term marketable securities	6,635	—
Property and equipment, net	6,906	7,287
Right of use assets	32,483	30,551
Restricted cash	1,825	1,820
Total assets	$220,213	$264,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,888	$5,506
Accrued expenses	3,527	6,663
Deferred revenue	—	14,068
Lease liabilities	1,616	397
Total current liabilities	9,031	26,634
Lease liabilities, net of current portion	29,752	30,597
Term loan	15,000	15,000
Other long-term liabilities	390	—
Total liabilities	54,173	72,231
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,385,916 and 33,964,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	299,429	287,829
Accumulated other comprehensive income	7	27
Accumulated deficit	(133,430)	(95,399)
Total stockholders’ equity	166,040	192,491
Total liabilities and stockholders’ equity	$220,213	$264,722

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$9,417	$8,523	$14,068	$15,787
Operating expenses:
Research and development	17,401	8,764	32,507	15,434
General and administrative	9,499	5,959	19,243	12,208
Total operating expenses	26,900	14,723	51,750	27,642
Loss from operations	(17,483)	(6,200)	(37,682)	(11,855)
Interest income	118	178	143	888
Interest (expense)	(182)	—	(400)	—
Realized (loss) gain on investments	(10)	(4)	(14)	65
Foreign exchange (loss) gain	(1)	8	20	9
Other (expense), net	(88)	—	(88)	—
Loss before income taxes	(17,646)	(6,018)	(38,021)	(10,893)
Income taxes	(10)	(7)	(10)	(45)
Net loss	$(17,656)	$(6,025)	$(38,031)	$(10,938)
Net loss per share attributable to common stockholders-basic and diluted	$(0.52)	$(0.19)	$(1.11)	$(0.35)
Weighted-average shares of common stock outstanding-basic and diluted	34,238,394	31,066,686	34,177,262	30,967,453

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,656)	$(6,025)	$(38,031)	$(10,938)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(3)	75	(20)	6
Total other comprehensive (loss) gain	(3)	75	(20)	6
Comprehensive loss	$(17,659)	$(5,950)	$(38,051)	$(10,932)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2019	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	-	-	4,575	-	-	4,575
Issuance of common stock upon exercise of stock options	404,992	-	700	-	-	700
Other comprehensive income	-	-	-	6	-	6
Net loss	-	-	-	-	(10,938)	(10,938)
Balance, June 30, 2020	31,249,499	31	241,436	60	(79,826)	161,701

Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	10,700	-	-	10,700
Issuance of common stock upon exercise of stock options	421,916	-	900	-	-	900
Other comprehensive (loss)	-	-		(20)	-	(20)
Net loss	-	-	-	-	(38,031)	(38,031)
Balance, June 30, 2021	34,385,916	$34	$299,429	$7	$(133,430)	$166,040

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, March 31, 2020	31,009,250	$31	$238,634	$(15)	$(73,801)	$164,849
Stock-based compensation expense	-	-	2,411	-	-	2,411
Issuance of common stock upon exercise of stock options	240,249	-	391	-	-	391
Other comprehensive income	-	-	-	75	-	75
Net loss	-	-	-	-	(6,025)	(6,025)
Balance, June 30, 2020	31,249,499	$31	$241,436	$60	$(79,826)	$161,701

Balance, March 31, 2021	34,216,186	$34	$293,137	$10	$(115,774)	$177,407
Stock-based compensation expense	-	-	6,089	-	-	6,089
Issuance of common stock upon exercise of stock options	169,730	-	203	-	-	203
Other comprehensive (loss)	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(17,656)	(17,656)
Balance, June 30, 2021	34,385,916	$34	$299,429	$7	$(133,430)	$166,040

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,031)	$(10,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,700	4,575
Depreciation expense	1,303	459
Non-cash lease expense	421	165
Non-cash interest expense	16	—
Loss on disposal of assets	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,248	1,052
Accounts payable	(2,355)	971
Deferred revenue	(14,068)	(15,787)
Lease liabilities	374	—
Accrued expenses	(2,772)	(122)
Net cash (used in) operating activities	(43,148)	(19,625)
Cash flows from investing activities:
Purchases of property and equipment	(2,542)	(1,252)
Purchase of marketable securities	(43,023)	—
Redemption of marketable securities	2,500	17,106
Net cash (used in) provided by investing activities	(43,065)	15,854
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	900	700
Net cash provided by financing activities	900	700
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,313)	(3,071)
Cash, cash equivalents, and restricted cash at beginning of period	222,161	200,259
Cash, cash equivalents, and restricted cash at end of period	$136,848	$197,188
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$—	$2,163
Purchases of property and equipment in accrued expenses	$12	$—
Purchases of property and equipment and right of use asset included in accounts payable	$760	$197

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, Frequency Therapeutics Securities Corporation and Frequency Therapeutics Japan KK, (the Company), headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Frequency Therapeutics Japan KK subsidiary was dissolved in February 2021. The Company is a clinical-stage biotechnology company focused on harnessing the body’s innate biology to repair or reverse damage caused by a broad range of degenerative diseases.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2021 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2021 and December 31, 2020 are summarized as follows:

		June 30, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	81,223	—	81,223
Short-term marketable securities	Level 2	33,881	(15)	33,866
Long-term marketable securities	Level 2	6,640	(5)	6,635
		$121,744	$(20)	$121,724

		December 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	214,522	27	214,549
		$214,522	$27	$214,549

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

4. Property and equipment

Property and equipment include the following:

	June 30,	December 31,
	2021	2020
Lab equipment	$6,079	$4,166
Furniture and office equipment	3,220	283
Software	291	291
Leasehold improvements	—	1,419
Construction in progress	28	4,340
Total	9,618	10,499
Accumulated depreciation	(2,712)	(3,212)
Property and equipment, net	$6,906	$7,287

The Company recognized $921 and $1,303, and $244 and $459 of depreciation expense for the three and six months ended June 30, 2021 and 2020, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Payroll and employee related expenses	$2,508	$5,062
Professional fees	308	647
Third-party research and development expenses	582	874
Taxes and other	129	80
Total	$3,527	$6,663

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the “Loan Maturity Date”). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at June 30, 2021 was 4.75%, resulting in interest expense of $182 and $400 for the three and six months ended June 30, 2021.

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

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(17,656)	$(6,025)	$(38,031)	$(10,938)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	34,238,394	31,066,686	34,177,262	30,967,453
Net loss per share attributable to common stockholders- basic and diluted	$(0.52)	$(0.19)	$(1.11)	$(0.35)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three and Six Months Ended June, 30
	2021	2020
Unvested restricted common stock	2,165	4,021
Unvested restricted stock units	779,900	-
Outstanding stock options	7,608,553	6,803,296
Total	8,390,618	6,807,317

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

Capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of June 30, 2021. There were 34,385,916 and 33,964,000 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Stock options outstanding	7,608,553	6,816,798
Shares available for future grant under stock option plan	1,620,750	1,475,923
	9,229,303	8,292,721

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

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the six months ended June 30, 2021:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2020	6,816,798	$10.11	8.45	$171,415
Granted	1,247,126	34.98	9.38	—
Exercised	(421,978)	2.13	6.96	$10,411
Forfeited	(33,393)	23.90	—	—
Outstanding as of June 30, 2021	7,608,553	$14.57	7.84	$23,991
Options exercisable as of June 30, 2021	3,466,555	$8.28	7.56	$16,862
Options unvested as of June 30, 2021	4,141,998	$19.83	8.08	$7,129

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

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

June 30,
2021
Risk-free interest rate	0.4%
Expected term (in years)	6.0
Expected volatility	79.4%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2021 and 2020 was $7.20 and $23.89, and $13.18 and $15.85, respectively.

The total grant date fair value of options vested during the three and six months ended June 30, 2021 and 2020 was $4,614 and $8,898, and $1,839 and $3,345, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of June 30, 2021 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	3,093	$1.75
Awarded	—	—
Vested	(928)	1.75
Forfeited	—	—
Unvested as of June 30, 2021	2,165	$1.75

The total value of restricted stock awards that vested during the three and six months ended June 30, 2021 and 2020, based on estimated fair values of the stock underlying the restricted stock awards was $1 and $2, and $1 and $18, respectively.

Restricted stock units

In April 2021, the Company issued restricted stock units to employees which will vest in equal installments in the first quarter of 2022 and the third quarter of 2022.

A summary of the status of restricted stock units as of June 30, 2021 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	—	$-
Awarded	800,000	9.54
Vested	—	—
Forfeited	(20,100)	9.54
Unvested as of June 30, 2021	779,900	$9.54

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$3,090	$1,033	$4,619	$2,003
General and administrative	2,999	1,378	6,081	2,572
Total	$6,089	$2,411	$10,700	$4,575

As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options, restricted stock awards, and restricted stock units was $56,623. This amount is expected to be recognized over a weighted-average period of 2.80 years.

10. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”) which became effective on the date of the Company’s initial public offering of shares of its common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. The Company’s first offering period of 2021 concluded on June 30, 2021 with the purchase of 7,064 shares in July 2021 related to this offering period. A total of 956,021 shares remain for future offering periods.

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and six months ended June 30, 2021 and 2020 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at June 30, 2021 and December 31, 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company has determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and will continue until the completion of the Phase 2a clinical trial of FX-322 (FX-322-202). The transaction price of $80,000 has been allocated to the single combined performance obligation and will be recognized over such period. Management has analyzed the progress of the Phase 2a clinical trial (FX-322-202) and has estimated the completion date of such trial and the total research and development costs it expects to incur in performing the trial and is recognizing the $80,000 upfront fee as revenue over the period from July 2019 until June 30, 2021, the completion date of the Phase 2a clinical trial (FX-322-202), using the input method. The Company was required to pay MIT a royalty of $16,000 on the $80,000 of sublicense revenues. The $16,000 royalty was expensed in the third quarter of 2019. For a description of the MIT License Agreement, refer to Note 13.

The $80,000 upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and was recognized as revenue according to the policy described above. As of June 30, 2021, the Company has completed its performance obligation with respect to the upfront payment and, accordingly, has recognized all revenue related to the Astellas Agreement, including recording $9,417 and $14,068, respectively, in the three and six months ended June 30, 2021.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and six months ended June 30, 2021, the Company invoiced Astellas $188 and $512 for joint costs.

13. License Agreement

Massachusetts Institute of Technology

In December 2016, the Company entered into an exclusive patent license agreement (MIT License Agreement) with the Massachusetts Institute of Technology (MIT), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products (Licensed Products) and to develop and perform processes (Licensed Processes) which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. The Company also has the right to grant sublicenses of its rights under the MIT License Agreement.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company is required to use diligent efforts to develop and commercialize the Licensed Products or Processes, and to make such products or processes reasonably available to the public and to spend certain minimum amounts on research and development of Licensed Products and/or Processes each year until the first commercial sale of a Licensed Product and/or a first commercial performance of a Licensed Process. The Company is also subject to certain development obligations with regards to a first Licensed Product. The Company has satisfied certain obligations related to preclinical studies and the filing of an IND for a first Licensed Product with its development activities related to FX-322. The Company’s future development obligations are: (i) to commence a Phase III clinical trial for such Product within five years of the IND filing for such product, (ii) to file a New Drug Application or equivalent with the FDA or comparable European regulatory agency for such Product within nine years of the IND filing for such Product, and (iii) to make a first commercial sale of such Product within 11 years of the IND filing for such Product. The Company also has certain development obligations for as second Licensed Product. In the event that the Company has failed to fulfill the development timeline obligation with respect to a second Licensed Product and fail to cure such breach within ninety (90) days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. The Company does not have the right to control prosecution of the in-licensed patent applications, and its rights to enforce the in-licensed patents are subject to certain limitations.

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

The MIT License Agreement will remain in effect until the expiration or abandonment of all issued patents, including filed patent applications licensed thereunder, unless terminated earlier. The Company has the right to terminate for any reason upon a 3-month prior written notice. MIT shall have the right to terminate if the Company ceases to carry on any business related to the MIT License Agreement. MIT may terminate the MIT License Agreement for the Company’s material breach uncured within ninety (90) days (or thirty (30) days in the case of nonpayment). MIT may also terminate the MIT License Agreement if the Company or our affiliates commence any action against MIT to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or non-infringed (a patent challenge), or if our sublicensee commences such actions and the Company does not terminate such sublicense within thirty (30) days after MIT’s demand. MIT has the right to increase all payments due, instead of terminating the MIT License Agreement in the case of a patent challenge.

In May 2019, the Company entered into an amendment with MIT, updating the diligence milestones for a second Licensed Product.

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer received $1,980 from MIT under the MIT Policy during the year ended December 31, 2020. Dr. Langer did not receive any payments in the six months ended June 30, 2021.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The Company exited its Woburn, Massachusetts facility in the second quarter of 2021. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of June 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

Legal Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made.

In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

connection with the Company’s allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. These matters are at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company is vigorously defending against all claims asserted in both lawsuits. The Company has not yet filed a responsive pleading. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2021.

On June 23, 2021, two purported stockholders of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) the Company, (ii) the Company’s Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2021.

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

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat the underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial (FX-322-201) evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sounds, and FX-322 was observed to be well-tolerated.

We commenced dosing of a Phase 2a clinical trial of FX-322 (FX-322-202) in patients with SNHL in October 2019. In September 2020, we completed enrollment of 95 patients across 16 sites in the Phase 2a clinical trial (FX-322-202). In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial (FX-322-202), and in June 2021, we announced final results from the Phase 2a clinical trial (FX-322-202). Consistent with the topline, day-90 interim data, the end-of-study results (as of day 210) showed that four weekly injections of FX-322 did not demonstrate improvements in any hearing measures versus placebo. We also observed an unexpected increase in WR scores in the placebo group that did not occur in previous FX-322 trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given this lack of reliability of baseline WR scores of the placebo group, we were unable to evaluate hearing improvements in WR scores for FX-322 dosing regimens versus placebo. Consistent with the interim data, the end-of-study results illustrate FX-322 continues to have a favorable safety and tolerability profile.

In March 2021, we announced data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. The single dose had a favorable safety profile and was well tolerated.

In May 2021, we announced data from a Phase 1b clinical trial of FX-322 in presbycusis (age-related hearing loss) (FX-322-112). The double-blind, placebo-controlled, randomized, multicenter safety study enrolled 30 individuals aged 66-85 with age-related hearing loss. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated hearing measures, as well as safety, otologic and audiologic assessments were also evaluated in the study. By design, the study recruited subjects with no medical history of noise-induced or sudden sensorineural hearing loss (SSNHL), etiologies where FX-322 associated hearing benefits were observed in prior studies, as we continue to separately evaluate subjects with specific forms of hearing loss to better refine cohorts for future studies. While the treatment effect was not significant compared to placebo, results from the study showed a favorable safety and tolerability profile with no reported treatment-related serious adverse events.

In November 2020 we commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL (FX-322-113). The trial was fully enrolled with 31 subjects. Severe SNHL is defined as a pure tone average deficit between 71-90 dB and many patients with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants are randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, Bamford-Kowal-Bench Speech-in-Noise (BKB-SIN) and pure tone audiometry are utilized in the study. Safety, otologic and audiologic assessments are being conducted at days 30 and 90 following administration of FX-322 or placebo. We expect topline results from this study in the fourth quarter of 2021.

In August 2021 we announced plans to commence a Phase 2 trial of FX-322 in the fourth quarter of 2021. Leveraging knowledge from previous FX-322 trials, this trial will use a single administration of FX-322 in a refined population of subjects with SNHL as well as incorporate several novel study design elements that we believe will help address study bias.

We continue to advance our preclinical research efforts designed to repair neurological damage in individuals with multiple sclerosis, or MS. This program focuses on inducing remyelination, activating oligodendrocyte progenitor cells in the central nervous system to regenerate the myelin sheath that supports nerve signaling and protects axons. Remyelination may have the potential to repair the damage caused by MS. Our internal, PCA-based research program has identified compounds that display promising preliminary preclinical results in an in vivo model of remyelination. Our research efforts are focused on further optimizing lead compounds with potent in vivo remyelinating activity to advance into clinical trials. We have obtained worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this approach at Cambridge University.

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

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $38.0 million and $26.5 million for the six months ended June 30, 2021 and year ended December 31, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $133.4 million.

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

Our offices are located in states that have lifted all COVID-19 restrictions. As of the date of the filing of this Quarterly Report, the majority of our non-laboratory based employees continue to work from home two to three days per week, while our laboratory personnel have resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively, and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 was recorded as deferred revenue and recognized as revenue, using the input method, through June 30, 2021, the point at which we completed the Phase 2a clinical trial for FX-322 (FX-322-202).

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

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into a Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We are also subject to milestone timeline obligations to dose a first patient in a Phase III trial by December 31, 2024.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.  In accordance with ASC 606, we recognized the remainder of the $80.0 million as revenue using the input method in the three months ended June 30, 2021, recognizing $9.4 million and $14.1 million, respectively, in the three and six months ending June 30, 2021.

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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we commence our planned Phase 2 study of FX-322 in fourth quarter of 2021, continue ongoing activities, initiate additional clinical trials for FX-322, and continue to discover and develop additional product candidates. These activities may require us to continue to engage additional third parties and CROs in response to the COVID-19 pandemic to advance certain projects. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

•	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability, and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals;
•	the progress of the development efforts of parties with whom we may enter into collaboration agreements;
•	our ability to secure manufacturing supply through relationships with third parties;
•	the commercialization of our product candidates, if and when approved

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the impact of COVID-19 on our planned Phase 2 trial of FX-322 and our ongoing Phase 1b clinical trial of FX-322 in severe SNHL (FX-322-113).

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

Foreign exchange (loss) gain

Foreign exchange loss represents the loss recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Other (expense), net

Other expense, net consists of amortization expense and accretion income on investments.

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and six months ended June 30, 2021 and 2020 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Revenue	$9,417	$8,523	$894
Operating expenses:
Research and development	17,401	8,764	8,637
General and administrative	9,499	5,959	3,540
Total operating expenses	26,900	14,723	12,177
Loss from operations	(17,483)	(6,200)	(11,283)
Interest income	118	178	(60)
Interest (expense)	(182)	—	(182)
Realized (loss) on investments	(10)	(4)	(6)
Foreign exchange (loss) gain	(1)	8	(9)
Other (expense), net	(88)	—	(88)
Loss before income taxes	(17,646)	(6,018)	(11,628)
Income taxes	(10)	(7)	(3)
Net loss	$(17,656)	$(6,025)	$(11,631)

Revenue

Revenue was $9.4 million for the three months ended June 30, 2021 and $8.5 million for the three months ended June 30, 2020, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue using the input method through June 2021, when research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) ended.

Research and development expenses

	Three Months Ended June 30,
	2021	2020	Increase
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$3,683	$2,336	$1,347
Platform development, early-stage research and unallocated expenses:
Employee-related costs	7,644	4,031	3,613
Laboratory supplies	299	68	231
Outsourced research and development	3,035	1,443	1,592
Facility-related costs	1,962	290	1,672
Depreciation and amortization	420	150	270
Other research and development costs	358	446	(88)
Platform development, early-stage research and unallocated expenses total	13,718	6,428	7,290
Total research and development expenses	$17,401	$8,764	$8,637

Research and development expenses for the three months ended June 30, 2021 were $17.4 million, compared to $8.8 million for the three months ended June 30, 2020. The increase of $8.6 million was primarily due to an increase of $7.3 million in platform development, early-stage research and unallocated expenses and an increase of $1.3 million in FX-322 external research and development expenses.

The $3.7 million of FX-322 external development costs incurred for the three months ended June 30, 2021 consisted primarily of $3.5 million of clinical and development costs for current and future studies, including $1.6 million related to drug manufacturing and development. The $2.3 million of FX-322 external development costs incurred in the three months ended June 30, 2020 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $13.7 million of platform development, early-stage research and unallocated expenses incurred for the three months ended June 30, 2021, consisted primarily of $7.6 million of employee-related costs, including $3.1 million of stock compensation expense, and $3.0 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $7.3 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributable to an increase of $3.6 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $1.1 million increase in rent and utilities expense related to our relocation to Lexington, MA, and a $1.6 million increase in outsourced research and development spending on development programs, excluding FX-322.

General and administrative expenses

General and administrative expenses were $9.5 million for the three months ended June 30, 2021, compared to $6.0 million for the three months ended June 30, 2020. General and administrative expenses increased by $3.5 million due primarily to an increase of $2.5 million in employee-related costs, including $1.6 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and maintain operations, as well as an increase of $0.4 million in rent and utilities related to our relocation to Lexington, MA and an increase of $0.4 million in depreciation expense.

Interest income

Interest income was $0.1 million for the three months ended June 30, 2021 compared to interest income of $0.2 million for the three months ended June 30, 2020. This change is due to changes in interest rates from the previous year.

Interest (expense)

Interest expense was $0.2 million for the three months ended June 30, 2021. There was no interest expense for the three months ended June 30, 2020. This change is due to interest expense on the term loan which commenced in December 2020.

Realized (loss) on investments

Realized loss on investments was $10 thousand for the three months ended June 30, 2021 as compared to a realized loss of $4 thousand for the three months ended June 30, 2020 due to changes in the market value of marketable securities.

Foreign exchange (loss) gain

Foreign exchange loss was $1 thousand for the three months ended June 30, 2021 as compared to $8 thousand gain for the three months ended June 30, 2020. The decrease of $9 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other (expense), net

Other expense, net was $88 thousand for the three months ended June 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the three months ended June 30, 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $10 thousand for the three months ended June 30, 2021.

Results of operations

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Revenue	$14,068	$15,787	$(1,719)
Operating expenses:
Research and development	32,507	15,434	17,073
General and administrative	19,243	12,208	7,035
Total operating expenses	51,750	27,642	24,108
Loss from operations	(37,682)	(11,855)	(25,827)
Interest income	143	888	(745)
Interest (expense)	(400)	—	(400)
Realized (loss) gain on investments	(14)	65	(79)
Foreign exchange gain	20	9	11
Other (expense), net	(88)	—	(88)
Loss before income taxes	(38,021)	(10,893)	(27,128)
Income taxes	(10)	(45)	35
Net loss	$(38,031)	$(10,938)	$(27,093)

Revenue

Revenue was $14.1 million for the six months ended June 30, 2021 and $15.8 million for the six months ended June 30, 2020, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue using the input method through June 2021, when research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) ended.

Research and development expenses

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$6,222	$3,359	$2,863
Platform development, early-stage research and unallocated expenses:
Employee-related costs	13,810	7,876	5,934
Laboratory supplies	424	118	306
Outsourced research and development	6,808	2,289	4,519
Facility-related costs	3,680	714	2,966
Depreciation and amortization	700	268	432
Other research and development costs	863	810	53
Platform development, early-stage research and unallocated expenses total	26,285	12,075	14,210
Total research and development expenses	$32,507	$15,434	$17,073

Research and development expenses for the six months ended June 30, 2021 were $32.5 million, compared to $15.4 million for the six months ended June 30, 2020. The increase of $17.1 million was primarily due to an increase of $14.2 million in platform development, early-stage research and unallocated expenses and an increase of $2.9 million in FX-322 external research and development expenses.

The $6.2 million of FX-322 external development costs incurred for the six months ended June 30, 2021 consisted primarily of $5.9 million of clinical and development costs for current and future studies, including $2.1 million related to drug manufacturing and development. The $3.4 million of FX-322 external development costs incurred in the six months ended June 30, 2020 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $26.3 million of platform development, early-stage research and unallocated expenses incurred for the six months ended June 30, 2021, consisted primarily of $13.8 million of employee-related costs, including $4.6 million of stock compensation expense, and $6.8 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $14.2 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributable to an increase of $5.9 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $2.3 million increase in rent and utilities expense related to our relocation to Lexington, MA, and a $4.5 million increase in outsourced research and development spending on development programs, excluding FX-322.

General and administrative expenses

General and administrative expenses were $19.2 million for the six months ended June 30, 2021, compared to $12.2 million for the six months ended June 30, 2020. General and administrative expenses increased by $7.0 million due primarily to an increase of $5.5 million in employee-related costs, including $3.5 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and maintain operations, as well as an increase of $0.7 million in rent and utilities related to our relocation to Lexington, MA and an increase of $0.5 million in public relations expense.

Interest income

Interest income was $0.1 million for the six months ended June 30, 2021 compared to interest income of $0.9 million for the six months ended June 30, 2020. This change is due to changes in interest rates from the previous year.

Interest (expense)

Interest expense was $0.4 million for the six months ended June 30, 2021. There was no interest expense for the six months ended June 30, 2020. This change is due to interest expense on the term loan which commenced in December 2020.

Realized (loss) gain on investments

Realized loss on investments was $14 thousand for the six months ended June 30, 2021 as compared to a realized gain of $65 thousand for the six months ended June 30, 2020 due to changes in the market value of marketable securities.

Foreign exchange gain

Foreign exchange gain was $20 thousand for the six months ended June 30, 2021 as compared to $9 thousand for the six months ended June 30, 2020. The increase of $11 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other (expense), net

Other expense, net was $88 thousand for the six months ended June 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the six months ended June 30, 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $10 thousand for the six months ended June 30, 2021.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, our IPO, our private Placement, option exercises, and the term loan. Our cash, cash equivalents and marketable securities totaled $175.5 million as of June 30, 2021.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(43,148)	$(19,625)
Net cash (used in) provided by investing activities	(43,065)	15,854
Net cash provided by financing activities	900	700
(Decrease) increase in cash and cash equivalents	$(85,313)	$(3,071)

Cash flows for the six months ended June 30, 2021

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $43.1 million, consisting of a net loss of $38.0 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $12.5 million for depreciation, stock-based compensation expense, non-cash lease expense, non-cash interest expense and loss on disposal of assets. Net cash used in operating activities was also impacted by a net $17.6 million decrease in operating assets and liabilities, including a decrease of $14.1 million in deferred revenues from the upfront payment under the Astellas Agreement, a decrease in accrued expenses of $2.8 million, a $2.4 million decrease in accounts payable, a $1.2 million decrease in prepaid expenses and other current assets, and a $0.4 million increase in lease liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $43.1 million, which was attributable to $43.0 million of purchases of marketable securities and $2.5 million of purchases of property and equipment, partially offset by $2.5 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.9 million in proceeds from the exercise of stock options.

Cash flows for the six months ended June 30, 2020

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $19.6 million, consisting of a net loss of $10.9 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $5.2 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $13.9 million change in operating assets and liabilities, including a decrease of $15.8 million in deferred revenues from the upfront payment under the Astellas Agreement, a $1.1 million decrease in prepaid and other current assets, a $1.0 million increase in accounts payable, and a $0.1 million decrease in accrued expenses.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $15.9 million, which was attributable to $17.1 million of net redemptions of marketable securities and $1.3 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.7 million in proceeds from the exercise of stock options.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 3, 2021 and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. We can make no assurances as to the time or resources that will need to be devoted to these lawsuits or their final outcomes, or the impact, if any, of these lawsuits or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted in both lawsuits.

On June 23, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against us of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in the company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $38.0 million, $26.5 million and $19.8 million for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $133.4 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

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

•

commence our planned Phase 2 study of FX-322 and continue our Phase 1b trial of FX-322 in severe SNHL (FX-322-113), and commence additional clinical studies relating to FX-322, and any future pivotal Phase 3 studies;

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322. These expenditures include and will include, as the case may be, costs related to the Phase 1b trial of FX-322 for the treatment of severe SNHL (FX-322-113), the planned Phase 2 trial of FX-322, and any additional trials we conduct to support the development of FX-322. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $175.5 million will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 1b trial of FX-322 for the treatment of severe SNHL (FX-322-113), the planned Phase 2 trial of FX-322, and other planned clinical trials of FX-322,  may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 1b severe SNHL trial for FX-322 (FX-322-113), the planned Phase 2 trial of FX-322, our other planned clinical trials of FX-322, and the development of any other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;

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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, which results were unexpected. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize FX-322, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will continue to be devoted to FX-322, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, FX-322 will be as effective as anticipated at treating SNHL. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, and our Phase 1b study of FX-322 in presbycusis (FX-322-112) did not show any significant treatment effects compared to placebo.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or may have additional unfavorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria, selection of patients based on patient misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Several companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding favorable results in earlier preclinical studies or clinical trials. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all. For example, a number of clinical trial sites for our completed Phase 2a clinical trial of FX-322 (FX-322-202) temporarily halted patient enrollment during the first and second quarter of 2020 in response to the COVID-19 pandemic. Enrollment in other ongoing or planned clinical trials could be adversely affected by the pandemic. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•

significant regulatory GxP non-compliance or data integrity findings from FDA Bioresearch Monitoring inspections or pre-approval inspections inclusive of clinical investigator sites, contracted partners and their company’s quality management system and execution thereof.

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

Patient enrollment and retention in clinical trials depends on many factors, including:

•	the extent of the ongoing COVID-19 pandemic, see —The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations;
•	the patient eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2 clinical trial;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the nature of the trial protocol, trial design, side effects or other results that may arise in development;
•	the existing body of safety and efficacy data with respect to the product candidate;
•	the proximity of patients to clinical sites;
•	our ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
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

The results of preclinical studies, clinical trials, or analyses of the results from such trials, including our prospective and post hoc analyses of the data from the Phase 1/2 trial of FX-322 for the treatment of SNHL (FX-322-201), may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results from our Phase 1/2 clinical trial of FX-322 for the treatment of SNHL (FX-322-201), may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

We expect to initially seek approval of FX-322 for the treatment of SNHL. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Our Phase 1b study of FX-322 in presbycusis (FX-322-212), for example, did not show any significant treatment effects. Even if we obtain FDA approval for FX-322, it may be approved for a target population that is more limited than what we currently anticipate. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller, we may never achieve profitability without obtaining marketing approval for additional indications.

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

In October 2019, FX-322 received Fast Track designation by the FDA. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a drug sponsor may qualify for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review and priority review once a marketing application is filed. The FDA has broad discretion whether to grant Fast Track designation, and we may not receive such a designation for all of the product candidates for which we may request it. Moreover, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In March 2020, the World Health organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. This virus and its variants have and continue to spread globally and governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, business closures, quarantines, border closures, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work. Massachusetts, the primary business location of our company, closed all non-essential business for a period of time in response to the pandemic, but has since May 2021, lifted all restrictions related to the pandemic.  The pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and vaccinating the public and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our non-laboratory based employees have continued to work from home two to three days per week, while our laboratory employees have resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

If COVID-19 or its variants again spread in the United States and worldwide, and measures to mitigate the ongoing effects of the pandemic, such as stay home orders and/or advisories persist or are reintroduced, we may continue to experience disruptions and other effects on our business that could severely impact our business, operations, preclinical studies and clinical trials, including:

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We had previously observed an impact from COVID-19 as a number of clinical trial sites had informed us that they had temporarily halted enrollment. While enrollment has re-commenced, due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our ongoing and planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our ongoing and planned clinical trials and our development plans for FX-322, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 1b clinical trial in severe SNHL (FX-322-113) and our planned Phase 2 clinical trial of FX-322) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak,  including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, adoption and effectiveness of vaccines and other actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 1b clinical trial (FX-322-113), the planned Phase 2 trial of FX-322, and other ongoing and planned clinical trials of FX-322 for the treatment of SNHL. Our reliance on CROs for clinical development activities limits our control over these activities and we were not involved in developing our CRO’s policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

Since its enactment, there have been judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-

disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•

any delay in the enrollment or ultimate completion of the planned Phase 2 trial of FX-322 and other planned clinical trials of FX-322 for the treatment of SNHL as well as any delay in ultimate completion of our Phase 1b clinical study in severe SNHL (FX-322-113);

•

the results of the Phase 1b clinical study in severe SNHL (FX-322-113), the planned Phase 2 trial of FX-322, or other planned clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo;

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

•

significant lawsuits and their outcomes, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our product candidates and PCA platform;

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of August 5, 2021, these holders beneficially own approximately 15.8% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

We are currently subject to securities class action litigation and could be subject to similar or other litigation in the future.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo. Following that announcement, on June 3, 2021, and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v.

Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs.

Additionally, on June 23, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against us of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in the company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants.

We can make no assurances as to the time or resources that will need to be devoted to these lawsuits or their final outcomes, or the impact, if any, of these lawsuits or any proceedings on our business, financial condition, results of operations and cash flows. While we are vigorously defending against all claims asserted, these lawsuits could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business. In addition, the uncertainty of the pending lawsuits or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer (principal financial officer and principal accounting officer)