Form 10-Q
period 2021-09-30
Frequency Therapeutics, Inc.
filed 2021-11-15
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39062

FREQUENCY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2324450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Hayden Avenue, Suite 300 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

(781) 315-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FREQ	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

As of November 8, 2021, the registrant had 34,602,285 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our ongoing Phase 1b clinical trial (FX-322-113), Phase 2b clinical trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and any future clinical trials for our product candidates;
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
•
our ability to protect our network from cybersecurity threats;
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

•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for FX-322 or our other product candidates, our business will be substantially harmed;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,034	$220,341
Short-term marketable securities	36,040	—
Prepaid expenses and other current assets	1,835	4,723
Total current assets	149,909	225,064
Long-term marketable securities	12,397	—
Property and equipment, net	6,232	7,287
Right of use assets	31,921	30,551
Restricted cash	1,726	1,820
Total assets	$202,185	$264,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,607	$5,506
Accrued expenses	5,197	6,663
Deferred revenue	—	14,068
Lease liabilities	1,681	397
Total current liabilities	10,485	26,634
Lease liabilities, net of current portion	29,306	30,597
Term loan	15,000	15,000
Other long-term liabilities	278	—
Total liabilities	55,069	72,231
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,551,875 and 33,964,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35	34
Additional paid-in capital	305,663	287,829
Accumulated other comprehensive income	3	27
Accumulated deficit	(158,585)	(95,399)
Total stockholders’ equity	147,116	192,491
Total liabilities and stockholders’ equity	$202,185	$264,722

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$11,247	$14,068	$27,034
Operating expenses:
Research and development	15,662	10,153	48,169	25,587
General and administrative	9,328	6,512	28,571	18,720
Total operating expenses	24,990	16,665	76,740	44,307
Loss from operations	(24,990)	(5,418)	(62,672)	(17,273)
Interest income	172	74	315	962
Interest (expense)	(182)	—	(582)	—
Realized (loss) gain on investments	(9)	—	(23)	65
Foreign exchange (loss) gain	(4)	18	16	27
Other (expense), net	(139)	—	(227)	—
Loss before income taxes	(25,152)	(5,326)	(63,173)	(16,219)
Income taxes	(3)	(15)	(13)	(60)
Net loss	$(25,155)	$(5,341)	$(63,186)	$(16,279)
Net loss per share attributable to common stockholders-basic and diluted	$(0.73)	$(0.16)	$(1.84)	$(0.51)
Weighted-average shares of common stock outstanding-basic and diluted	34,448,746	33,073,889	34,268,736	31,729,702

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(25,155)	$(5,341)	$(63,186)	$(16,279)
Other comprehensive (loss) gain:
Unrealized (loss) on marketable securities	(4)	(16)	(24)	(10)
Total other comprehensive (loss) gain	(4)	(16)	(24)	(10)
Comprehensive loss	$(25,159)	$(5,357)	$(63,210)	$(16,289)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2019	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	-	-	7,218	-	-	7,218
Issuance of common stock upon exercise of stock options	537,675	1	1,161	-	-	1,162
Issuance of common stock in Private Placement, net	2,350,108	2	40,141	-	-	40,143
Other comprehensive (loss)	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	(16,279)	(16,279)
Balance, September 30, 2020	33,732,290	34	284,681	44	(85,167)	199,592

Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	16,586	-	-	16,586
Purchase under Employee Stock Purchase Plan	7,064	1	60	-	-	61
Issuance of common stock upon exercise of stock options	582,976	-	1,188	-	-	1,188
Forfeiture of restricted stock	(2,165)	-	-	-	-	-
Other comprehensive (loss)	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	(63,186)	(63,186)
Balance, September 30, 2021	34,551,875	$35	$305,663	$3	$(158,585)	$147,116

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, June 30, 2020	31,249,499	$31	$241,436	$60	$(79,826)	$161,701
Stock-based compensation expense	-	-	2,643	-	-	2,643
Issuance of common stock upon exercise of stock options	132,683	1	461	-	-	462
Issuance of common stock in Private Placement, net	2,350,108	2	40,141	-	-	40,143
Other comprehensive (loss)	-	-	-	(16)	-	(16)
Net loss	-	-	-	-	(5,341)	(5,341)
Balance, September 30, 2020	33,732,290	$34	$284,681	$44	$(85,167)	$199,592

Balance, June 30, 2021	34,385,916	$34	$299,429	$7	$(133,430)	$166,040
Stock-based compensation expense	-	-	5,886	-	-	5,886
Purchase under Employee Stock Purchase Plan	7,064	1	60	-	-	61
Issuance of common stock upon exercise of stock options	161,060	-	288	-	-	288
Forfeiture of restricted stock	(2,165)	-	-	-	-	-
Other comprehensive (loss)	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(25,155)	(25,155)
Balance, September 30, 2021	34,551,875	$35	$305,663	$3	$(158,585)	$147,116

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,186)	$(16,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	16,586	7,218
Depreciation expense	2,038	760
Non-cash lease expense	495	256
Non-cash interest expense	179	—
Loss on disposal of assets	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,888	985
Accounts payable	(1,910)	2,870
Deferred revenue	(14,068)	(27,034)
Lease liabilities	(7)	—
Accrued expenses	(1,202)	869
Net cash (used in) operating activities	(58,171)	(30,355)
Cash flows from investing activities:
Purchases of property and equipment	(2,853)	(2,253)
Purchase of marketable securities	(66,226)	—
Redemption of marketable securities	17,600	17,090
Net cash (used in) provided by investing activities	(51,479)	14,837
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,188	1,162
Proceeds from Employee Stock Purchase Plan	61	—
Proceeds from Private Placement, net of issuance costs	—	40,143
Net cash provided by financing activities	1,249	41,305
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,401)	25,787
Cash, cash equivalents, and restricted cash at beginning of period	222,161	200,259
Cash, cash equivalents, and restricted cash at end of period	$113,760	$226,046
Non-cash items:
Right-of-use assets in exchange for lease liabilities	$—	$2,163
Purchases of property and equipment in accounts payable and accrued expenses	$34	$24

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, and Frequency Therapeutics Securities Corporation, (the Company), headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Company is a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation and Frequency Therapeutics PTY, LTD. All intercompany transactions and balances have been eliminated. The significant accounting policies used in preparation of these interim financial statements on Form 10-Q are consistent with those discussed in Note 2, “Summary of significant accounting policies,” in the Company’s Form 10-K.

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2021 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred to develop or obtain internal use software, which includes hosting arrangements that include an internal-use software license. This standard will become effective for the Company for the 2021 annual financial statements. The Company is still evaluating the impact of this standard on its consolidated financial statements.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2021 and December 31, 2020 are summarized as follows:

		September 30, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	65,939	—	65,939
Short-term marketable securities	Level 2	36,060	(20)	36,040
Long-term marketable securities	Level 2	12,401	(4)	12,397
		$114,400	$(24)	$114,376

		December 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	214,522	27	214,549
		$214,522	$27	$214,549

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

4. Property and equipment

Property and equipment include the following:

	September 30,	December 31,
	2021	2020
Lab equipment	$6,107	$4,166
Furniture and office equipment	3,220	283
Software	291	291
Leasehold improvements	—	1,419
Construction in progress	61	4,340
Total	9,679	10,499
Accumulated depreciation	(3,447)	(3,212)
Property and equipment, net	$6,232	$7,287

The Company recognized $735 and $2,038, and $301 and $760 of depreciation expense for the three and nine months ended September 30, 2021 and 2020, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Payroll and employee related expenses	$3,522	$5,062
Professional fees	666	647
Third-party research and development expenses	766	874
Taxes and other	243	80
Total	$5,197	$6,663

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the “Loan Maturity Date”). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at September 30, 2021 was 4.75%, resulting in interest expense of $182 and $582 for the three and nine months ended September 30, 2021.

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

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(25,155)	$(5,341)	$(63,186)	$(16,279)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	34,448,746	33,073,889	34,268,736	31,729,702
Net loss per share attributable to common stockholders- basic and diluted	$(0.73)	$(0.16)	$(1.84)	$(0.51)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three and Nine Months Ended September 30,
	2021	2020
Unvested restricted common stock	-	3,557
Unvested restricted stock units	698,300	-
Outstanding stock options	7,279,399	6,753,568
Total	7,977,699	6,757,125

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

Capital stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock. There were no shares of preferred stock outstanding as of September 30, 2021. There were 34,551,875 and 33,964,000 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Stock options outstanding	7,279,399	6,816,798
Shares available for future grant under incentive plans	1,090,606	1,475,923
	8,370,005	8,292,721

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

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the nine months ended September 30, 2021:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2020	6,816,798	$10.11	8.45	$171,415
Granted	1,343,376	33.04	8.65	—
Exercised	(582,976)	2.04	—	$11,369
Forfeited	(297,799)	20.85	—	—
Outstanding as of September 30, 2021	7,279,399	$14.55	7.71	$13,138
Options exercisable as of September 30, 2021	3,702,862	$9.13	7.36	$10,197
Options unvested as of September 30, 2021	3,576,537	$20.16	8.07	$2,942

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

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

September 30,
2021
Risk-free interest rate	0.5%
Expected term (in years)	6.0
Expected volatility	79.8%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2021 and 2020 was $5.64 and $22.57, and $14.02 and $15.73, respectively.

The total grant date fair value of options vested during the three and nine months ended September 30, 2021 and 2020 was $3,418 and $12,231, and $2,406 and $5,751, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of September 30, 2021 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	3,093	$1.75
Awarded	—	—
Vested	(928)	1.75
Forfeited	(2,165)	1.75
Unvested as of September 30, 2021	—	$-

The total value of restricted stock awards that vested during the three and nine months ended September 30, 2021 and 2020, based on estimated fair values of the stock underlying the restricted stock awards was $0 and $2, and $1 and $19, respectively.

Restricted stock units

In April 2021, the Company issued restricted stock units to employees which will vest in equal installments in the first quarter of 2022 and the third quarter of 2022.

A summary of the status of restricted stock units as of September 30, 2021 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	—	$-
Awarded	800,000	9.54
Vested	—	—
Forfeited	(101,700)	9.54
Unvested as of September 30, 2021	698,300	$9.54

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,774	$1,036	$7,393	$3,039
General and administrative	3,112	1,607	9,193	4,179
Total	$5,886	$2,643	$16,586	$7,218

As of September 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options, restricted stock awards, and restricted stock units was $46,901. This amount is expected to be recognized over a weighted-average period of 2.64 years.

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

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and nine months ended September 30, 2021 and 2020 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at September 30, 2021 and December 31, 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

These parties have agreed to use commercially reasonable efforts to carry out development activities assigned to it under an agreed-upon development plan. Astellas has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas Licensed Product in sensorineural hearing loss and in age-related hearing loss, in each case, in one major Asian country and one major European country. The Company has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas Licensed Product in the United States. Astellas has the sole right to commercialize the Astellas Licensed Products outside of the United States, and the Company has the sole right to commercialize the Astellas Licensed Products in the United States. Astellas has agreed to use commercially reasonable efforts to commercialize Astellas Licensed Products in a major Asian country and a major European country following receipt of regulatory approval in such countries.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Revenue associated with this single performance obligation is being recognized as the research and development work is performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and continued until the completion of the Phase 2a clinical trial of FX-322 (FX-322-202). The transaction price of $80,000 was allocated to the single combined performance obligation and recognized over such period. At commencement and throughout the trial, management analyzed the progress of the Phase 2a clinical trial (FX-322-202) and estimated the completion date of such trial and the total research and development costs it expects to incur in performing the trial to be June 30, 2021. As such, the Company recognized the $80,000 upfront fee as revenue over the period from July 2019 until June 30, 2021, the completion date of the Phase 2a clinical trial (FX-322-202), using the input method. The Company was required to pay MIT a royalty of $16,000 on the $80,000 of sublicense revenues. The $16,000 royalty was expensed in the third quarter of 2019. For a description of the MIT License Agreement, refer to Note 13.

The $80,000 upfront payment received from Astellas in July 2019 was initially recorded as deferred revenue and was recognized as revenue according to the policy described above. As of June 30, 2021, the Company completed its performance obligation with respect to the upfront payment and, accordingly, recognized all remaining revenue related to the Astellas Agreement.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and nine months ended September 30, 2021, the Company invoiced Astellas $229 and $741 for joint costs.

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

The Company is required to use diligent efforts to develop and commercialize the Licensed Products or Processes, and to make such products or processes reasonably available to the public and to spend certain minimum amounts on

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

research and development of Licensed Products and/or Processes each year until the first commercial sale of a Licensed Product and/or a first commercial performance of a Licensed Process. The Company is also subject to certain development obligations with regards to a first Licensed Product. The Company has satisfied certain obligations related to preclinical studies and the filing of an IND for a first Licensed Product with its development activities related to FX-322. The Company’s future development obligations are: (i) to commence a Phase III clinical trial for such Product within five years of the IND filing for such product, (ii) to file a New Drug Application or equivalent with the FDA or comparable European regulatory agency for such Product within nine years of the IND filing for such Product, and (iii) to make a first commercial sale of such Product within 11 years of the IND filing for such Product. The Company also has certain development obligations for a second Licensed Product. In the event that the Company has failed to fulfill the development timeline obligation with respect to a second Licensed Product and fails to cure such breach within ninety (90) days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. The Company does not have the right to control prosecution of the in-licensed patent applications, and its rights to enforce the in-licensed patents are subject to certain limitations.

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer received $1,980 from MIT under the MIT Policy during the year ended December 31, 2020. Dr. Langer received $6 from MIT under the MIT Policy during the three and nine months ended September 30, 2021.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company also enters into contracts in the normal course of business with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,726 security deposit for this lease is classified as restricted cash as of September 30, 2021. The Company exited its Woburn, Massachusetts facility in the second quarter of 2021. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of September 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between November 16, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. These matters are at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company is vigorously defending against all claims asserted in both lawsuits. The Company has not yet filed a responsive pleading. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2021.

On June 23, 2021, two purported stockholders of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) the Company, (ii) the Company’s Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2021.

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

Overview

We are a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. Our focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of patients with the most common form of hearing loss while continuing to build upon the potential of regenerative therapeutics in other applications.

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat a major underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial (FX-322-201) evaluating FX-322 in 23 patients with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sounds, and FX-322 was observed to be well-tolerated.

We commenced dosing of a Phase 2a clinical trial of FX-322 (FX-322-202) in patients with SNHL in October 2019. In September 2020, we completed enrollment of 95 patients across 16 sites in the Phase 2a clinical trial (FX-322-202). In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial (FX-322-202), and in June 2021, we announced final results from the Phase 2a clinical trial (FX-322-202). Consistent with the topline, day-90 interim data, the end-of-study results (as of day 210) showed that four weekly injections of FX-322 did not demonstrate improvements in any hearing measures versus placebo. We also observed an unexpected increase in WR scores in the placebo group that did not occur in previous FX-322 trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given this lack of reliability of baseline WR scores of the placebo group, we were unable to evaluate hearing improvements in WR scores for FX-322 dosing regimens versus placebo. Consistent with the interim data, the end-of-study results showed a favorable safety and tolerability profile for FX-322 in the Phase 2a clinical trial.

In March 2021, we announced data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. Twenty-five subjects were subsequently evaluated during the 8 to 12 months following FX-322 dosing and, as of September 22, 2021, nine subjects had shown statistically significant hearing improvements when evaluated during this time period. Of the five subjects that showed a statistically significant response and doubled their WR scores at day 90, four of these returned for evaluation and had scores that remained above their baseline word recognition measures, though were below the threshold for statistical significance. In this trial, FX-322 showed a favorable safety profile and was well tolerated.

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

In November 2020 we commenced a Phase 1b clinical trial of FX-322 in patients aged 18-65 with severe SNHL (FX-322-113). The trial was fully enrolled with 31 subjects. Severe SNHL is defined as a pure tone average deficit between 71-90 dB and many patients with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study are to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants are randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, sentences in noise, and pure tone audiometry are utilized in the study. Safety, otologic and audiologic assessments are being conducted at days 30 and 90 following administration of FX-322 or placebo. We expect topline results from this study in the fourth quarter of 2021.

In October 2021, we commenced dosing of a Phase 2b clinical trial of FX-322 (FX-322-208) in patients with SNHL. FX-322-208 is a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in approximately 124 subjects with either noise-induced or sudden SNHL. The study’s primary endpoint is speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting with the U.S. Food and Drug Administration, or the FDA, the FDA agreed that speech perception is an acceptable primary efficacy endpoint. The Phase 2b study’s inclusion criteria are designed to enroll subjects with the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical studies.

In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345, designed to achieve broader exposure through the cochlea. Preclinical pharmacokinetic measures and human modeling data indicate that FX-345 achieves greater exposure through a larger portion of the cochlea for longer periods of time. This increased exposure corresponds to a wider range of hearing frequencies, creating the potential to benefit an expanded SNHL patient population. We anticipate filing an IND for FX-345 in the second quarter of 2022.

We believe our PCA approach can impact a wide range of degenerative diseases. As such, we continue to advance our preclinical research efforts designed to repair neurological damage in individuals with multiple sclerosis, or MS. This program focuses on inducing remyelination, activating oligodendrocyte progenitor cells in the central nervous system to regenerate the myelin sheath that supports nerve signaling and protects axons, potentially repairing the damage caused by MS. In November 2021, we introduced FREQ-162, a preclinical stage lead compound that induces substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing FREQ-162 in preclinical safety studies in preparation for the initiation of clinical development.

Separately, we have worldwide licenses for intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers and are engaged in sponsoring clinical research to validate this additional approach at Cambridge University.

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

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $63.2 million and $26.5 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $158.6 million.

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

Our offices are located in states that have lifted most COVID-19 restrictions. As of the date of the filing of this Quarterly Report, the majority of our non-laboratory based employees continue to work from home two to three days per week, while our laboratory personnel have resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a patient in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively, and $100.0 million and $40.0 million upon the first dosing of a patient in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 was recorded as deferred revenue. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Massachusetts Institute of Technology

In December 2016, we entered into the MIT License with MIT, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, or the MIT Licensed Products, and to develop and perform processes, or the MIT licensed processes, which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes, and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT Licensed Product. We have satisfied certain obligations related to preclinical studies and the filing of an IND for a first MIT Licensed Product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase III clinical trial for such product within five years of the IND filing for such product, (ii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such Product, and (iii) to make a first commercial sale of such Product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product.

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

The Scripps Research Institute

In September 2018, we entered into a Research Funding and Option Agreement with Scripps, under which we were granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property related to the treatment of MS. As consideration for the Research Funding and Option Agreement, we are required to make funding payments totaling $0.7 million to Scripps to support its research activities. Scripps has agreed to use reasonable efforts to perform the research program pursuant to the Research Funding and Option Agreement.

The Research Funding and Option Agreement had a one-year term and was renewed for a second year by mutual written agreement. We have the right to terminate by giving 90 days’ advance notice. Scripps has the right to terminate in the event of nonpayment by us that remains uncured for 10 days. Each party has the right to terminate in the event of the other party’s material breach that remains uncured for 60 days or if the other party becomes bankrupt.

In September 2020, we extended the term of the Research Funding and Option Agreement through the end of December 2021 related to research activities. As consideration for this extension, we are required to make additional funding payments of $0.6 million to Scripps through December 2021.

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
•
expenses incurred under agreements with third parties, including CROs and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;
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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct our Phase 2b trial of FX-322 (FX-322-208), continue ongoing activities, initiate additional clinical trials for FX-322, and continue to discover and develop additional product candidates. These activities may require us to continue to engage additional third parties and CROs in response to the COVID-19 pandemic to advance certain projects. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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
•
the commercialization of our product candidates, if and when approved
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the impact of COVID-19 on our Phase 2b clinical trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and completion of our Phase 1b clinical trial of FX-322 in severe SNHL (FX-322-113).

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

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and nine months ended September 30, 2021 and 2020 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Revenue	$—	$11,247	$(11,247)
Operating expenses:
Research and development	15,662	10,153	5,509
General and administrative	9,328	6,512	2,816
Total operating expenses	24,990	16,665	8,325
Loss from operations	(24,990)	(5,418)	(19,572)
Interest income	172	74	98
Interest (expense)	(182)	—	(182)
Realized (loss) on investments	(9)	—	(9)
Foreign exchange (loss) gain	(4)	18	(22)
Other (expense), net	(139)	—	(139)
Loss before income taxes	(25,152)	(5,326)	(19,826)
Income taxes	(3)	(15)	12
Net loss	$(25,155)	$(5,341)	$(19,814)

Revenue

No revenue was recognized for the three months ended September 30, 2021 while $11.2 million was recognized for the three months ended September 30, 2020, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$3,914	$2,792	$1,122
Platform development, early-stage research and unallocated expenses:
Employee-related costs	6,356	4,467	1,889
Laboratory supplies	141	138	3
Outsourced research and development	2,811	1,800	1,011
Facility-related costs	1,703	365	1,338
Depreciation and amortization	448	205	243
Other research and development costs	289	386	(97)
Platform development, early-stage research and unallocated expenses total	11,748	7,361	4,387
Total research and development expenses	$15,662	$10,153	$5,509

Research and development expenses for the three months ended September 30, 2021 were $15.7 million, compared to $10.2 million for the three months ended September 30, 2020. The increase of $5.5 million was primarily due to an increase of $4.4 million in platform development, early-stage research and unallocated expenses and an increase of $1.1 million in FX-322 external research and development expenses.

The $3.9 million of FX-322 external development costs incurred for the three months ended September 30, 2021 consisted primarily of $3.8 million of clinical and development costs for current and future studies, including $1.0 million related to drug manufacturing and development. The $2.8 million of FX-322 external development costs incurred in the three months ended September 30, 2020 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $11.7 million of platform development, early-stage research and unallocated expenses incurred for the three months ended September 30, 2021, consisted primarily of $6.4 million of employee-related costs, including $2.8 million of stock compensation expense, and $2.8 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $4.4 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributable to an increase of $1.9 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $1.0 million increase in rent and utilities expense related to our relocation to Lexington, MA, and a $1.0 million increase in outsourced research and development spending on development programs, excluding FX-322.

General and administrative expenses

General and administrative expenses were $9.3 million for the three months ended September 30, 2021, compared to $6.5 million for the three months ended September 30, 2020. General and administrative expenses increased by $2.8 million due primarily to an increase of $2.1 million in employee-related costs, including $1.5 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and maintain operations, as well as an increase of $0.3 million in rent and utilities related to our relocation to Lexington, MA and an increase of $0.2 million in depreciation expense.

Interest income

Interest income was $0.2 million for the three months ended September 30, 2021 compared to interest income of $0.1 million for the three months ended September 30, 2020. This change is due to changes in interest rates from the previous year.

Interest (expense)

Interest expense was $0.2 million for the three months ended September 30, 2021. There was no interest expense for the three months ended September 30, 2020. This change is due to interest expense on the term loan which commenced in December 2020.

Realized (loss) on investments

Realized loss on investments was $9 thousand for the three months ended September 30, 2021. There was no realized loss on investments for the three months ended September 30, 2020 .

Foreign exchange (loss) gain

Foreign exchange loss was $4 thousand for the three months ended September 30, 2021 as compared to an $18 thousand gain for the three months ended September 30, 2020. The decrease of $22 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other (expense), net

Other expense, net was $139 thousand for the three months ended September 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the three months ended September 30, 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $3 thousand for the three months ended September 30, 2021.

Results of operations

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Revenue	$14,068	$27,034	$(12,966)
Operating expenses:
Research and development	48,169	25,587	22,582
General and administrative	28,571	18,720	9,851
Total operating expenses	76,740	44,307	32,433
Loss from operations	(62,672)	(17,273)	(45,399)
Interest income	315	962	(647)
Interest (expense)	(582)	—	(582)
Realized (loss) gain on investments	(23)	65	(88)
Foreign exchange gain	16	27	(11)
Other (expense), net	(227)	—	(227)
Loss before income taxes	(63,173)	(16,219)	(46,954)
Income taxes	(13)	(60)	47
Net loss	$(63,186)	$(16,279)	$(46,907)

Revenue

Revenue was $14.1 million for the nine months ended September 30, 2021 and $27.0 million for the nine months ended September 30, 2020, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses by product candidate:
FX-322 external development costs	$10,136	$6,151	$3,985
Platform development, early-stage research and unallocated expenses:
Employee-related costs	20,167	12,343	7,824
Laboratory supplies	564	256	308
Outsourced research and development	9,619	4,089	5,530
Facility-related costs	5,383	1,079	4,304
Depreciation and amortization	1,148	473	675
Other research and development costs	1,152	1,196	(44)
Platform development, early-stage research and unallocated expenses total	38,033	19,436	18,597
Total research and development expenses	$48,169	$25,587	$22,582

Research and development expenses for the nine months ended September 30, 2021 were $48.2 million, compared to $25.6 million for the nine months ended September 30, 2020. The increase of $22.6 million was primarily due to an increase of $18.6 million in platform development, early-stage research and unallocated expenses and an increase of $4.0 million in FX-322 external research and development expenses.

The $10.1 million of FX-322 external development costs incurred for the nine months ended September 30, 2021 consisted primarily of $9.7 million of clinical and development costs for current and future studies, including $3.0 million related to drug manufacturing and development. The $6.2 million of FX-322 external development costs incurred in the nine months ended September 30, 2020 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $38.0 million of platform development, early-stage research and unallocated expenses incurred for the nine months ended September 30, 2021, consisted primarily of $20.2 million of employee-related costs, including $7.4 million of stock compensation expense, and $9.6 million of outsourced research and development expense. The increase in platform development, early-stage research and unallocated expenses of $18.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributable to an increase of $7.8 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development of FX-322 and research on our PCA platform development, a $3.3 million increase in rent and utilities expense related to our relocation to Lexington, MA, and a $5.5 million increase in outsourced research and development spending on development programs, excluding FX-322.

General and administrative expenses

General and administrative expenses were $28.6 million for the nine months ended September 30, 2021, compared to $18.7 million for the nine months ended September 30, 2020. General and administrative expenses increased by $9.9 million due primarily to an increase of $7.6 million in employee-related costs, including $5.0 million in stock compensation expense, as we increased our general and administrative headcount to manage our growth and maintain operations, as well as an increase of $1.0 million in rent and utilities related to our relocation to Lexington, MA and an increase of $0.6 million in depreciation expense.

Interest income

Interest income was $0.3 million for the nine months ended September 30, 2021 compared to interest income of $1.0 million for the nine months ended September 30, 2020. This change is due to changes in interest rates from the previous year.

Interest (expense)

Interest expense was $0.6 million for the nine months ended September 30, 2021. There was no interest expense for the nine months ended September 30, 2020. This change is due to interest expense on the term loan which commenced in December 2020.

Realized (loss) gain on investments

Realized loss on investments was $23 thousand for the nine months ended September 30, 2021 as compared to a realized gain of $65 thousand for the nine months ended September 30, 2020 due to changes in the market value of marketable securities.

Foreign exchange gain

Foreign exchange gain was $16 thousand for the nine months ended September 30, 2021 as compared to $27 thousand for the nine months ended September 30, 2020. The decrease of $11 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other (expense), net

Other expense, net was $227 thousand for the nine months ended September 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the nine months ended September 30, 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $13 thousand for the nine months ended September 30, 2021.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CROs or contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from the sale of our convertible notes, convertible preferred stock, the upfront payment under the Astellas Agreement, grants, our IPO, our Private Placement, option exercises, and the term loan. Our cash, cash equivalents and marketable securities totaled $160.5 million as of September 30, 2021.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(58,171)	$(30,355)
Net cash (used in) provided by investing activities	(51,479)	14,837
Net cash provided by financing activities	1,249	41,305
(Decrease) increase in cash and cash equivalents	$(108,401)	$25,787

Cash flows for the nine months ended September 30, 2021

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $58.2 million, consisting of a net loss of $63.2 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $19.3 million for depreciation, stock-based compensation expense, non-cash lease expense, non-cash interest expense and loss on disposal of assets. Net cash used in operating activities was also impacted by a net $14.3 million decrease in operating assets and liabilities, including a decrease of $14.1 million in deferred revenues from the upfront payment under the Astellas Agreement, a decrease in accrued expenses of $1.2 million, a $1.9 million decrease in accounts payable, and a $2.9 million decrease in prepaid expenses and other current assets.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $51.5 million, which was attributable to $66.2 million of purchases of marketable securities and $2.9 million of purchases of property and equipment, partially offset by $17.6 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to $1.2 million in proceeds from the exercise of stock options.

Cash flows for the nine months ended September 30, 2020

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $30.4 million, consisting of a net loss of $16.3 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $8.2 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $22.3 million change in operating assets and liabilities, including a decrease of $27.0 million in deferred revenues from the upfront payment under the Astellas Agreement, a $2.9 million increase in accounts payable, $1.0 million decrease in accounts receivable, prepaid expenses and other current assets, and a $0.9 million increase in accrued expenses.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $14.8 million, which was attributable to $17.1 million of net redemptions of marketable securities, partially offset by $2.3 million of purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $41.3 million, attributable to $40.1 million in net proceeds from the Private Placement and $1.2 million in proceeds from the exercise of stock options.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 3, 2021 and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against us entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. We can make no assurances as to the time or resources that will need to be devoted to these lawsuits or their final outcomes, or the impact, if any, of these lawsuits or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted in both lawsuits.

On June 23, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against us of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, we are not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $63.2 million, $26.5 million and $19.8 million for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $158.6 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and our other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or our other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
continue to conduct our Phase 2b trial of FX-322 (FX-322-208), complete our Phase 1b trial of FX-322 in severe SNHL (FX-322-113), continue extension trials of FX-322-111 and FX-322-112, commence additional clinical studies relating to our product candidates;
•
continue to develop and commence clinical trials of FX-345 and our remyelination program;
•
expand our development programs based on our progenitor cell activation, or PCA, platform;
•
continue to develop our PCA platform;
•
seek regulatory approvals for FX-322 and our other product candidates;
•
expand the target indications and patient population for FX-322;
•
secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval;
•
establish a sales, marketing and distribution infrastructure to commercialize FX-322 for the treatment of SNHL, if approved, and for any of our other product candidates for which we may obtain marketing approval;
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

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks related to development, clinical testing, manufacturing, and regulatory approval” and “—Risks related to commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize FX-322 or our other product candidates, we may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of FX-322 or our additional product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322 and our other product candidates. These expenditures include and will include, as the case may be, costs related to the Phase 1b trial of FX-322 for the treatment of severe SNHL (FX-322-113), the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and any additional trials we conduct to support the development of FX-322 and our other product candidates. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $160.5 million will enable us to fund our operating expenses and capital expenditure requirements into late 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and our other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 1b trial of FX-322 for the treatment of severe SNHL (FX-322-113) and our Phase 2b trial of FX-322 (FX-322-208), or extension trials of FX-322-111 and FX-322-112, and other clinical trials of FX-322 or our other product candidates, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 1b severe SNHL trial for FX-322 (FX-322-113), the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, our other planned clinical trials of FX-322, the development of FX-345 and our remyelination program, and the development of any of our other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;
•
the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA or other comparable foreign regulatory authorities;
•
the willingness of the FDA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned clinical trials and preclinical studies, as the basis for review and approval of FX-322 or our other product candidates;
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
•
our ability to maintain our collaboration with Astellas Pharma Inc., or Astellas, including achievement of the development milestones and to establish new collaborations; and
•
the initiation, progress, and timing of our commercialization of FX-322, if approved, or our other product candidates.

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of FX-322 or our other product candidates, or potentially discontinue operations.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2014. Our operations to date have been limited to financing and staffing our company, licensing technologies, developing our PCA platform, developing and conducting preclinical and clinical studies of FX-322 for the treatment of SNHL, and developing a pipeline of preclinical and research programs, including FX-345 and our remyelination program. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We utilize our PCA platform to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of our product candidates, including FX-322 and FX-345 is uncertain.

We utilize our PCA platform to develop product candidates, including FX-322 and FX-345, for the treatment of SNHL. Our PCA platform is designed to identify pathways to activate progenitor cells already present in the body to treat conditions or diseases through cellular regeneration. We have not, nor to our knowledge has any other company, received regulatory approval utilizing this mechanism of cellular regeneration. Given the novelty of our approach, we could encounter a longer than expected regulatory review process, increased development costs, or unexpected delays in, or even prevention of, the regulatory approval and commercialization of our product candidates, and we cannot be certain that our approach will lead to the development of any approvable or marketable products. For example, the FDA-approved treatment options available for patients with SNHL are hearing aids and cochlear implants. Unlike FX-322, which is a therapeutic that targets the underlying biology of SNHL, these treatment options are medical devices that are designed to target the symptoms of SNHL. As a result, these treatment options are not directly comparable to FX-322, and FDA requirements for marketing authorization of these treatment options may not be relevant for FX-322. While we are developing what we believe are appropriate measurements of efficacy for FX-322, we cannot be certain that the FDA will agree with our measurements or that they will be sufficient for approval. If we were to encounter any of the foregoing, our business and financial prospects could be materially harmed.

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

Our lead product candidate, FX-322, is still in development and will require the successful completion of FX-322-208 as well as at least one, and possibly more, Phase 3 trials before we are prepared to submit an NDA for regulatory approval by the FDA. In addition, we have been advised by the FDA that, while the nonclinical studies conducted by us to date suggest a pharmacodynamic interaction between the two active components of FX-322, the FDA has indicated that the results of such nonclinical studies do not preclude the need for a human study and that inclusion of a factorial study in humans in future trials of FX-322 to thoroughly assess the effects attributable to each component drug of FX-322 in the combination so as to satisfy the FDA’s “combination rule”. The design and conduct of a factorial study in humans, including the development of each active component to administer in such study, may cause additional delays in the development of FX-322. We cannot predict with any certainty if or when we might complete the development of FX-322 and submit an NDA for regulatory approval by the FDA of FX-322 or whether any such NDA will be approved by the FDA.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time- consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for FX-322, FX-345, or any of our other product candidates, our business will be substantially harmed.

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

The FDA or any foreign regulatory authority can delay, limit, or deny approval of FX-322, FX-345, or any of our other product candidates that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

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
•
the patient eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2b clinical trial;
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

The results of preclinical studies, clinical trials, or analyses of the results from such trials, including our prospective and post hoc analyses of the data from the Phase 1/2 trial of FX-322 for the treatment of SNHL (FX-322-201), may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo; a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of data from our Phase 1/2 clinical trial of FX-322 for the treatment of SNHL (FX-322-201), may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

Any of our product candidates or component of a product candidate that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales.

Serious adverse events or undesirable side effects caused by our product candidates or component of a product candidate we develop could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. In our clinical studies to date, subjects treated with FX-322 have experienced adverse events that include ear discomfort and ear pain that are considered to be associated with the intratympanic injection procedure.

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

Additionally, if FX-322, FX-345, or any of our other product candidates we develop receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•
inability to obtain additional financing or access the financial markets, and

•
if any of the CMOs involved in the manufacture and supply of FX-322 or FX-345 experience a delay or disruption due to COVID-19, we may not have sufficient quantities of our products for our planned activities and may not be able to transition to a new CMO in a timely or cost-effective manner, or at all, which would negatively impact our ability to develop and potentially commercialize FX-322 and FX-345.

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We previously experienced an impact from COVID-19 in our completed Phase 2a clinical trial, as a number of clinical trial sites temporarily halted enrollment. Due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our ongoing and planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our ongoing and planned clinical trials and our development plans for FX-322 and our other product candidates, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 1b clinical trial in severe SNHL (FX-322-113), extension trials of FX-322-111 and FX-322-112, and our Phase 2b clinical trial of FX-322 (FX-322-208)) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, adoption and effectiveness of vaccines and other actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks related to commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing products to treat SNHL through the regeneration of hair cells or through other mechanisms, and we also anticipate that new companies will enter the SNHL market in the future. If we successfully develop and, if approved, commercialize FX-322 or FX-345 for the treatment of SNHL, it may compete, or potentially be used in conjunction, with currently marketed devices, including the hearing aids and cochlear implants currently available and the next generation of improved hearing aids and cochlear implants, and any new therapies that may become available in the future. Furthermore, changes in the regulatory landscape may increase competition from hearing aids. The FDA Reauthorization Act of 2017 created a new category of over-the-counter, or OTC, hearing aids which are intended to be available to consumers without first requiring a visit to a medical professional. While the final regulations needed to implement this new category of devices have not yet been issued, if and when they are, obtaining hearing aids may become less expensive and more convenient. We are also aware of several companies developing programs with research and development efforts to treat MS through the regeneration of myelin. If we successfully develop and, if approved, commercialize our remyelination program for the treatment of MS, it may compete, or potentially be used in conjunction with, currently marketed therapeutics and any new therapeutics that may become available in the future.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by governmental authorities, private health insurers and other organizations will influence our ability to successfully commercialize any product candidates we develop. Obtaining adequate coverage and reimbursement for any product candidate we develop that is administered under the supervision of a physician, which is what we anticipate for FX-322, may be particularly difficult because of the higher prices associated with such products. In addition, we believe that FX-322 and FX-345 are novel approaches to treating hearing loss and, as a result, availability of coverage and reimbursement by payors is highly uncertain, particularly because the cost of existing treatments for SNHL, such as hearing aids, are generally not reimbursed by payors. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products could reduce physician utilization of our products once approved. Assuming we obtain coverage for our product candidates or procedures using our products by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product we commercialize, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and the current presidential administration and Congress have introduced several proposals related to drug pricing. Many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar, or a less expensive therapy is available. Although there are currently no FDA approved drugs for the treatment of

SNHL, it is possible that a third-party payor may consider FX-322 or FX-345 as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy, pricing of existing drugs and medical devices, such as hearing aids, may limit the amount we will be able to charge for any product we commercialize. Payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize a satisfactory return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates. Additionally, our ability to obtain a satisfactory financial return depends on what, if any, proposals related to drug pricing may be implemented and, if implemented, when they might take effect.

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

We contract for the supply of the active pharmaceutical ingredient, or API, and other raw material necessary to produce FX-322 and we may contract in the future for the supply of API and other raw material for any of our other product candidates we develop. Supplies of API or other raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to mitigate the spread of COVID-19 or treat its effects and may cause delays. In addition, a disruption in the supply of API or other raw material could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues. Growth in the costs and expenses of API or other raw material may also impair our ability to cost-effectively manufacture our product candidates. In addition, there may be a limited number of suppliers for API or other raw material that we may use to manufacture our product candidates, and we cannot be certain that we will be able to engage such suppliers in a timely manner or at all. If we are unable to do so, clinical development of our product candidates, commercialization for any approved product, or our business could be adversely affected.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 1b clinical trial (FX-322-113), our Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, any future clinical trials of FX-322 for the treatment of SNHL, and any future clinical trials of our other product candidates. Our reliance on CROs for clinical development activities limits our control over these activities and we were not involved in developing our CRO’s policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

Notwithstanding COVID-19, we have continued to identify key talent for critical roles, particularly in the areas of clinical development, regulatory affairs, quality and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, as well as the competition within the region, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The U.S. federal and various state and foreign governments have enacted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, malfeasance, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication, electrical failures or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For instance, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19 global pandemic. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors, or other organizations with which we have formed strategic relationships. While we do not believe that our network has experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under data protection laws, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay the clinical development of our product candidates.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
any delay in the enrollment or ultimate completion of the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112 and any futures clinical trials of FX-322 for the treatment of SNHL as well as any delay in ultimate completion of our Phase 1b clinical study in severe SNHL (FX-322-113);
•
the results of the Phase 1b clinical study in severe SNHL (FX-322-113), the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112 or any future clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo;
•
our ability to develop FX-345, our remyelination program, or any additional product candidates based on our PCA platform;
•
any delay in submitting a regulatory filing and any adverse development or perceived adverse development with respect to the regulatory review of such filing;
•
failure to successfully develop and commercialize FX-322 or FX-345 for the treatment of SNHL or any future product candidates;
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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of November 8, 2021, these holders beneficially owned approximately 16.7% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on an investment in our common stock for the foreseeable future.

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, or Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to provide the attestation report. To ensure compliance with Section 404, we continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction on the price of our common stock in the market due to a loss of confidence in the reliability of our financial statements. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, our investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2019, we issued and sold 6,000,000 shares of our common stock in our initial public offering, or IPO, at a public offering price of $14.00 per share and on October 31, 2019 we issued and sold an additional 325,000 shares of our common stock pursuant to the exercise in part by the underwriters of their over-allotment option to purchase additional shares at the same public offering price.

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

FREQUENCY THERAPEUTICS, INC.

Date: November 15, 2021	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: November 15, 2021	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer (principal financial officer and principal accounting officer)