Form 10-K
period 2021-12-31
Frequency Therapeutics, Inc.
filed 2022-03-15
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (781) 315-4600

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2021, was $306.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2022 was 34,976,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 49 Auditor Name: RSM US LLP Auditor Location: Boston, Massachusetts, USA

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our Phase 2b clinical trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and any future clinical trials for our product candidates;
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

•
Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;

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

•
We may be impacted by general economic, political, and geopolitical conditions such as recessions, interest rates, fuel prices, and acts of war or terrorism, including the recent hostilities between Russia and Ukraine; and

•
We are currently subject to securities class action litigation and could be subject to similar or other litigation in the future.

PART I

Item 1. Business.

Overview

We are a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. Our focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of people with the most common form of hearing loss while continuing to broaden the potential of our regenerative approach in other applications. We believe we are a leading company using mitotic regeneration for cochlear sensory hair cell regeneration and that FX-322 has the potential to meaningfully improve overall hearing function and enhance quality of life for people with this condition.

Our proprietary approach, called Progenitor Cell Activation, or PCA, uses small molecules to activate progenitor cells within the body to create functional tissue. These progenitor cells, which are closely related to stem cells, are already resident in the targeted location in the body and programmed to develop and differentiate into specific cell types within an organ. We believe this approach provides us the opportunity to pursue multiple proposed indications and develop potential treatments for an array of degenerative diseases throughout the body.

Our hearing program is for a condition called sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss, typically caused by permanent loss of sensory hair cells in the cochlea within the ear. Cochlear sensory hair cells can be lost by noise exposure, as a result of aging, certain viral infections or exposure to ototoxic drugs. FX-322 aims to treat the underlying cause of SNHL by regenerating hair cells through the activation of progenitor cells already present in the cochlea. Since 2019, we have completed five studies, all with the aim of understanding the safety of FX-322 as well as severities and etiologies that FX-322 might treat and the appropriate dose regime. In October 2021, we commenced dosing of a Phase 2b clinical trial of FX-322 (FX-322-208). We continue to advance work related to SNHL. In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345, designed to achieve broader exposure through the cochlea. Refer to Our hearing program below for detailed information on completed and ongoing studies as well as our hearing pipeline.

In July 2019, we entered into a license and collaboration agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, under which we granted them rights to develop and commercialize FX-322 outside of the United States. As consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments of up to $230.0 million. If the Astellas licensed products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments plus tiered royalties on any future product sales ranging from low- to mid-teen percentages. Refer to License and collaboration agreements below for detailed information on this agreement.

We believe our PCA approach can impact a wide range of degenerative diseases. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate nerves in patients with multiple sclerosis, or MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers. We continue to engage in sponsoring clinical research to validate this initial approach at Cambridge University. In November 2021, we introduced FREQ-162, an internally discovered preclinical stage compound that has been shown to induce substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing Frequency compounds in preclinical safety studies to enable the initiation of clinical trials in 2023. Refer to Our multiple sclerosis (MS) program below for detailed information on our internal program and ongoing sponsored research.

Impact of COVID-19

Our offices are located in states that have lifted many COVID-19 restrictions. As of the date of the filing of this Annual Report, the majority of our non-laboratory based employees continue to work from home two to three days per week, while our laboratory personnel have largely resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the updated industry guidance for conducting clinical trials from the U.S. Food and Drug Administration, or FDA.

The COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause disruptions in our business or operations, as well as the business and operations of our clinical manufacturing organizations, or CMOs, clinical research organizations, or CROs, and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

Our product pipeline

The table at Exhibit 1 summarizes our PCA therapeutic candidate pipeline and discovery research programs:

Exhibit 1:

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

Our leadership team includes experienced biotech executives David L. Lucchino, our Chief Executive Officer and co-founder, Christopher R. Loose, our Chief Scientific Officer and co-founder, Peter P. Pfreundschuh, our Chief Financial Officer, Carl P. LeBel, our Chief Development Officer, Quentin McCubbin, our Chief Manufacturing Officer, Susan Stewart, our Chief Regulatory Officer, and Wendy S. Arnold, our Chief People Officer. We have also assembled a world-class team of leaders in regenerative biology, otology, drug development, and drug delivery. Our Clinical Advisory Board is comprised of leaders in hearing science and technology who shape how the community thinks about hearing function and restoration. Our Regenerative Medicine Advisory Board members are at the forefront of scientific discovery on the activation of progenitor cells and their potential application to therapeutic interventions in diseases of multiple tissues and organs.

Our strategy

We intend to create and commercialize therapeutics to potentially transform the lives of individuals by repairing or reversing damage done to cells, tissue, and organs. To do so, we are implementing the following strategies:

•
Advance development of a single dose regimen of FX-322 for the treatment of SNHL. We believe our lead product candidate has the potential to improve hearing function for the millions of people affected by SNHL who currently have no therapeutic options. We now have three independent, single-dose studies in individuals with mild to severe SNHL that showed a hearing signal with FX-322 and with statistically significant improvements in speech perception. The results from our Phase 2a study (FX-322-202) demonstrated that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. Therefore, we are advancing further development of FX-322 as a single dose regimen in our Phase 2b clinical trial (FX-322-208) which commenced in October 2021.
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
•
Expand the opportunities of our PCA platform beyond hearing. We believe our PCA platform has the potential to address a wide range of clinical applications. We will continue to invest in research and development to enhance our PCA platform with the goal of delivering new therapeutics in additional indications. We identified MS as a disease where PCA has the potential to produce a restorative effect by stimulation of oligodendrocyte precursor cells, or OPCs, to myelinate axons. We established an internal research program using PCA to drive remyelination as a potential therapy for MS and, as a result of that program, have now introduced FREQ-162, a preclinical stage compound that has been shown to induce substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing a candidate in preclinical safety studies in preparation for the initiation of clinical development. We have also obtained worldwide licenses for intellectual property from Scripps and Cambridge, on approaches to promote remyelination of nerve fibers.
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

Our approach: Progenitor cell activation within the body

We are pioneering a new class of small molecule therapeutics designed to activate progenitor cells already present within the body to create healthy functional tissues and organs. We developed our PCA platform to identify combinations of small molecules that selectively activate progenitor cells to regenerate tissues. Our current therapeutic focus is SNHL and MS. We believe that our preclinical and clinical studies in SNHL and our preclinical studies in MS have validated the potential of our PCA platform to provide a new approach to regenerative medicine.

Exhibit 2 below illustrates the application of our PCA platform to activate progenitor cells and create healthy functioning target cells. Our small molecules are designed to activate key genes in a progenitor cell, which enable the cell to go through asymmetric division, leaving behind a copy of the progenitor cell as well as creating a functional cell, such as a hair cell. This asymmetric division process is a common mechanism used during the natural development and repair of tissues.

Exhibit 2:

Frequency Progenitor Cell Activation (PCA) Approach

Inactive
Progenitor
ACTIVATED
Progenitor
Asymmetric division
using native programs
Inactive
Progenitor Cell
Functional
Target Cell
Combinations of small
molecules designed to
activate progenitor cells

Relationship between stem cells and progenitor cells

All cells in the human body arise from a single unspecialized, or undifferentiated, cell type called a pluripotent stem cell. Two of the key characteristics of pluripotent stem cells are their ability to renew themselves through cell division and the ability to differentiate into any cell type. Progenitor cells have similar self-renewal properties as pluripotent stem cells. However, progenitor cells are programmed to develop and differentiate into specific cell types within an organ. This process can be visualized using Waddington’s epigenetic landscape, which depicts a pluripotent stem cell as a ball rolling down a hill as development progresses as seen in Exhibit 3 below. As the ball commits to specific valleys, the cell becomes more specialized and increasingly commits to a tissue-specific fate, such as a progenitor cell. The progenitor cells are programmed to create specific cell types, and, in some cases, allow mature tissue and organs to repair and renew. However, researchers have discovered that many organs throughout the human body that do not spontaneously regenerate do contain inactive progenitor cells that, if stimulated, are potentially available to drive regeneration.

Over the course of several decades, multiple attempts have been made to harness the regenerative potential of stem cells. More recently, the 2012 Nobel Prize in Physiology or Medicine was awarded to Dr. Shinya Yamanaka for discovering how to create induced pluripotent stem cells by adding four genetic factors to a fully differentiated cell, as illustrated by the solid black arrow in Exhibit 3 below. However, the Yamanaka factors cannot be applied in vivo, and it has proven challenging to manufacture pluripotent or other human stem cells outside of the body and to control their differentiation to produce a particular cell type. Further, delivering and properly integrating these cells back into the body adds substantial complexity. Using another approach, some investigators have tried to force progenitor cells within the body to directly convert into other cell types through a process called trans-differentiation, as illustrated by the dotted black arrow in the graphic below. However, trans-differentiation may deplete progenitor cells, which reduces the target cell population for future treatments.

We believe that our PCA approach, illustrated in Exhibit 3 below, bypasses the challenges presented by stem cell therapies by utilizing small molecule therapeutics to temporarily reactivate progenitor cells that are already located at the tissue target site within the body and are pre-programmed to make specific cell types. Our combinations of small molecules are designed to induce a progenitor cell to temporarily enter an active state, where it then divides asymmetrically, replacing itself (blue arrows) and regenerating a desired cell type (orange arrow). Asymmetric division occurs when organs naturally regenerate, so progenitor cells are thought to be maintained for future use.

Exhibit 3:

=

Key attributes of our PCA platform

Our discoveries in regenerative medicine allow us to activate the innate and under-utilized capabilities of progenitor cells. We believe our PCA platform represents a transformative step in the evolution of regenerative medicine by providing the following key advantages compared to other regenerative approaches:

•
Harnesses innate biology. We overcome the major challenge of delivering and integrating cells into the proper location within tissue. Our small molecule therapeutic candidates activate the body’s own progenitor cells at the desired location in targeted tissues.
•
Ease of manufacturing. We eliminate the need to remove and grow live cells ex vivo, which can be costly and complex to manufacture, difficult to control quality, and may pose potential safety risks. In contrast, our small molecule therapeutic candidates will be produced using standard manufacturing methods.
•
No change to genome. Instead of altering genes, our small molecules are designed to temporarily activate the innate genes that play a central role in the development of organs and tissues. This small molecule approach could create a disease-modifying or restorative effect without changing the body’s genetic code. In addition, we believe we avoid the risk of acquiring immune reactivity to our therapeutics, which is commonly associated with genetically modifying cells.

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

Our hearing program

Impact and prevalence of hearing loss

According to the WHO, over 1.5 billion people suffer from some degree of hearing loss worldwide, and, according to the NIH, approximately 90% of people with hearing loss have SNHL. Based on our estimates, we believe that approximately 41 million adults in the United States are aware of their SNHL. The WHO also estimates that 1.1 billion children and adults ages 12 to 35 years old are at risk for hearing loss from recreational noise exposure. In middle- and high-income countries, the WHO estimates that nearly 50% of people aged 12 to 35 listen to personal audio devices at unsafe sound levels. Moreover, damage from noise exposure in early childhood can render the ears more susceptible to the effects of aging. Noise exposure is difficult to avoid in modern society. Noise at restaurants, for example, routinely climbs into the high 70-decibel, or dB, range, equivalent to a canister vacuum cleaner, and sometimes to the mid-80 dB, as loud as a nearby diesel truck.

After a person first complains of hearing loss, which is most often to their primary care physician, individuals with SNHL are managed by audiologists and otolaryngologists, who are trained as ear, nose, and throat specialists, or ENTs. In the United States, there are about 13,000 audiologists and about 12,500 ENTs. Developing a therapeutic to potentially modify an underlying cause of SNHL may provide a critically important treatment option for this group of health-care providers and their patients.

There are also further direct and indirect impacts on individuals suffering from SNHL. Hearing loss profoundly affects an individual’s ability to participate in the social interactions of daily life, which can lead to feelings of loneliness, isolation, and frustration. Untreated hearing loss is associated with a 50% increased risk of dementia and a 40% increased risk of depression. Adults with hearing loss also have higher unemployment rates than non-hearing-impaired adults, and a relationship between hearing loss and diminished employment and advancement opportunities has been reported. According to a 2020 study in the medical journal The Lancet, hearing loss is the largest potentially modifiable risk factor for developing dementia.

Biology and measurement of hearing

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

Humans are born with about 15,000 hair cells in the cochlea of each ear. Hair cells are commonly lost due to noise exposure in work settings, travel or leisure activities, as a result of aging or certain viral infections or exposure to ototoxic drugs. Lost hair cells do not spontaneously regenerate. Over time, hearing loss can accumulate with greater prevalence at high frequencies. The left panel of Exhibit 4 below shows a picture of the inside of a healthy cochlea, with one row of inner hair cells, or IHCs, and three rows of outer hair cells, or OHCs. OHCs amplify or dampen sound volume and tune the cochlea to detect specific frequencies. IHCs convert sound waves into nerve impulses that are sent to the auditory nerve. Functional hair cells allow the auditory system to focus on a sound and filter it appropriately throughout the cochlea. The right panel in Exhibit 4, adapted from Ryan AF PNAS 2000, shows a cochlea after noise damage, with both IHCs and OHCs missing.

Exhibit 4:

Healthy and Noise-Damaged Cochlea

The two primary components for hearing testing are intelligibility, or the ability to understand spoken words which is referred to as speech perception, and the audibility or loudness of sound. While amplifying devices such as hearing aids can make sounds louder, they have limited ability to improve speech clarity, particularly in noisy environments. Intelligibility is particularly important to understand speech in social settings such as in meetings or at restaurants, where filtering sound is critical for communication.

Speech perception is typically measured by playing a list of words that are repeated back by the person being tested and scoring based on the number of words that the person gets correct. The two validated testing methods of speech perception that are most widely used by audiologists are: word recognition, or WR, where subjects are asked to identify monosyllabic words delivered at a loud, but conversational volume level, and words-in-noise, or WIN, where subjects are asked to identify monosyllabic words in the presence of background, multi-talker noise.

Audibility is determined by measuring hearing function at different levels of loudness and pitch or frequency. Subjects are most often tested using pure tone audiometry, in which a tone is played at a particular frequency and subjects are asked to indicate whether they can hear the tone at varying levels of loudness. Loudness is recorded in dB HL. Frequency is recorded in Hertz, or Hz, and is generally measured in the range of 250 to 8000 Hz. According to the WHO, normal hearing is defined as the ability to hear sounds at a loudness value of less than 26 dB HL, which is the average of loudness values measured at a range of low, middle, and high frequencies, such as 500, 1000, 2000, and 4000 Hz. The larger the loudness value needed for a subject to hear sounds the greater the decline in hearing function, or more severe hearing loss. Exhibit 5 below depicts the severity of hearing loss across a range of frequencies based on the American Speech-Language-Hearing Association scale.

Exhibit 5:

Limitations of current treatment options

Current treatment options for hearing loss have significant limitations and none are disease modifying. The only available treatments for hearing loss are hearing aids, or in extreme cases, cochlear implants. No drug therapies have been approved by the FDA or, to our knowledge, by other regulatory bodies, for the treatment of SNHL.

Hearing aids

Hearing aids help many people cope with mild-to-moderate hearing loss and are used or have been tried by more than 10 million people in the United States. According to the National Institute on Deafness and Other Communication Disorders, only one in four adults who could benefit from hearing aids has ever used them. Limitations of hearing aids include:

•
Poor sound quality. Hearing aids amplify sounds, allowing people to perceive sounds that would otherwise be too soft for them to hear, but do not address the loss of hair cells, which determine sound quality and speech perception, particularly in noisy environments.
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
•
Difficulties with background noise. People with hearing loss may become more sensitive to background noise, and many people with hearing aids turn them off in noisy environments.

•
Stigma associated with wearing a visible device. Some people refuse to wear hearing aids, or do not wear them regularly, as they do not want to be stigmatized or identified as having a physical handicap.
•
Need for maintenance. Hearing aids must be replaced, on average, every four to six years, need regular battery replacement, and can require repair due to damage during use. Medicare and most private insurance plans do not pay for hearing aids, and most people must pay for these devices out of pocket.

Cochlear Implants

People with severe or profound hearing loss who have not been helped by hearing aids may be candidates for a cochlear implant. Of the roughly one million people in the United States who qualify, only about 100,000 people have cochlear implants. Cochlear implants comprise an external microphone, sound processor and transmitter system, which receive sounds from the environment, and an implanted receiver and electrode system that directly stimulates the auditory nerve. Cochlear implants do not mimic natural hearing, and people with cochlear implants need to learn to interpret the low-resolution electric signal produced by the device as sound. Cochlear implants also require an invasive, costly surgical procedure.

Our lead product candidate: FX-322

Using our PCA platform, we are developing our lead product candidate, FX-322, for the treatment of SNHL. FX-322 is designed to treat the underlying cause of SNHL by regenerating hair cells through activation of progenitor cells already present in the cochlea. We believe that FX-322 has the potential to meaningfully improve overall hearing function and significantly enhance quality of life for people with hearing loss.

Mechanism of Action

By studying the most regenerative organ in the body, the intestine, we discovered that signaling for proliferation and differentiation among stem cells could be replicated with small molecules. Specifically, activating the Wnt pathway, which is fundamental for cell growth, using a glycogen synthase kinase 3, or GSK3, inhibitor and inhibiting histone deacetylase, or HDAC, caused intestinal stem cells expressing the protein Lgr5 to proliferate. The inner ear contains progenitor cells with the Lgr5 protein that do not regenerate on their own. On the hypothesis, depicted in Exhibit 6 below, that these progenitor cells lacked the signals required for regeneration, we applied a GSK3 inhibitor and HDAC inhibitor to these cells and found that they proliferated and regenerated lost hair cells. Based on this discovery, we created FX-322, which is a proprietary combination of an FDA-approved HDAC inhibitor, sodium valproate, and a new chemical entity that inhibits GSK3.

Exhibit 6:

Administration

FX-322 is our proprietary thermoreversible polymer formulation that is administered through the eardrum, or intratympanically, into the middle ear in a procedure that takes approximately 10 to 15 minutes. The intratympanic administration procedure is generally well-tolerated and is routinely performed by ENTs as an office-based procedure. FX-322, which is liquid at room temperature, gels at body temperature inside the middle ear, allowing the active ingredients to diffuse into the inner ear and reach the cochlea. Similar thermoreversible polymer formulations have been used in FDA-approved products for other indications in the ear. Exhibit 7 below shows delivery of FX-322 via intratympanic injection.

Exhibit 7:

FX-322 preclinical studies

Prior to commencing clinical trials, we tested FX-322 in multiple preclinical studies, including in human cells ex vivo and functional hearing tests in mice in vivo. In in vitro testing of isolated human inner ear progenitor cells with the compounds comprising FX-322, we observed the formation of new progenitor cells and their subsequent conversion into hair cells. We also observed translation across species in our in vitro studies of the inner ear progenitor cells from rhesus macaques in which a similar expansion of cell numbers were observed as in the in vitro studies of human cells. Exhibit 8 below summarizes these outcomes.

Exhibit 8:

Test	Outcome
In vitro	
Adult human inner ear tissue →	Created new hair cells
In vivo	
Adult deafened mice →	Restored hair cells and hearing across all frequencies
Therapeutic drug levels →	Achieved active levels in the cochlea in multiple species

We also conducted ex vivo testing in intact cochlea isolated from mice. To cause hair cell loss, we exposed the cochlea for 16 hours to an aminoglycoside antibiotic that is toxic to hair cells. We then treated the cochlea for 72 hours with the compounds comprising the active agents in FX-322. Aminoglycoside treatment (left panel of Exhibit 9 below) killed more than 80% of the hair cells in the cochlea (shown in green). By contrast, cochlea treated with the compounds in FX-322 (right panel of Exhibit 9) regenerated hair cells to a near native level, as shown graphically in the right panel.

Exhibit 9:

We also tested FX-322 in a mouse model of severe noise-induced hearing loss. Following noise exposure, 47 mice were treated with FX-322 and 37 were treated with placebo. Hearing function was measured using auditory brainstem response, or ABR, in which the signal generated by the auditory nerve upon sensing sound is detected by electrodes on the scalp. We performed ABR testing after 24 hours, and measured hearing recovery after 30 days. Exhibit 10 below shows the percentage of mice treated with FX-322 (shown in orange) or with placebo (shown in blue) that achieved a hearing recovery of at least 10 dB at 20000 Hz, a mid-range frequency for mice. The improvement observed in the placebo-treated mice was due to recovery of temporary effects not related to hair cell death, which is typical following acute hearing loss.

Exhibit 10:

Hearing Recovery in Mice Treated with FX-322

Percent of Animals with Hearing Recovery ≥10dB
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Placebo
FX-322

We have also conducted pharmacokinetic tests in multiple species in which we observed that FX-322 administration achieved therapeutic levels of the active pharmaceutical ingredients in the cochlea.

Exhibit 11 below illustrates the cellular regeneration identified in the in vivo hearing loss model.

Exhibit 11:

FX-322 completed clinical trials

Phase 1/2 clinical trial

We conducted a Phase 1/2 clinical trial of FX-322 (FX-322-201) in which we enrolled 23 adult subjects aged 33 to 64 with an established diagnosis of mild to moderately severe stable SNHL, defined as the average pure tone value of 26 to 70

dB at the 500, 1000, 2000 and 4000 Hz frequencies, who had no change of 10 dB or more at any frequency for more than six months prior to the study. Fourteen subjects had mild SNHL and nine subjects had moderate to moderately severe SNHL. Of the nine moderate to moderately severe subjects, six were randomized to FX-322 and three to placebo. In this trial, 15 subjects were treated with a single injection of FX-322 and eight subjects received placebo. Each subject had a documented medical history consistent with either noise-induced hearing loss, or NIHL, typically from noise exposure at work, or sudden SNHL, or SSNHL, which is characterized as a loss of 30 dB at three adjacent frequencies occurring over a 72-hour period. Hearing function, specifically speech perception, was assessed using WR and WIN. Hearing loudness was also measured using pure tone audiometry. Subjects were randomized to a single injection of FX-322 or placebo administered at one of two different dose volumes (0.05 mL and 0.2 mL) to assess the safety of FX-322 administration and systemic exposure to FX-322. Follow-up visits occurred at 15, 30, 60, and 90 days after injection. The objectives of the trial were to assess the systemic safety of FX-322, the plasma pharmacokinetic profile to determine the systemic exposure to FX-322, and the effect of FX-322 on measures of ear health and hearing function.

FX-322 was observed to be well-tolerated in this trial. No serious adverse events were observed, and all treatment-related adverse events were mild, procedure-related, and generally resolved within minutes after dosing. We also observed limited concentrations of the FX-322 components in systemic circulation.

In addition to the prospective analysis, we conducted a prospective statistical analysis where we tested whether the Day 90 WR value for each subject fell outside of the 95% confidence interval compared to their baseline WR value. A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. In this subject-by-subject analysis, we observed statistically significant and clinically meaningful increases in WR in four of fifteen subject treated with FX-322 at Day 90. All four of these subject were among the six FX-322 subjects that had moderate to moderately severe SNHL (as shown in Exhibit 12 below).We also observed improvements for the two remaining FX-322 subjects in the study that had moderate to moderately severe SNHL in the range of 30-50% from their baseline score, but these improvements were not statistically significant.

In June 2020, we shared preliminary findings from a follow-up study we conducted that assessed durability of the WR improvements beyond 90 days at a single follow-up visit from 407 to 639 days postFX-322 administration in five of the subjects that showed a response in the Phase 1/2 trial (FX-322-201) (the 6th subject was unable to participate in the follow-up study). The mean percentage of words correct in the treated ear was 38.4% at baseline, 69.6% at day 90, and 54.8% at follow-up. Three of five subjects showed statistically significant improvements in WR at the follow-up visit compared to baseline, as illustrated in Exhibit 12 below. We believe that the results suggest that a single dose of FX-322 can result in durable improvements in speech perception and support further investigation of the efficacy of FX-322.

There was no apparent association between WR improvements and whether the subjects had stable NIHL, or stable SSNHL, and similar results were obtained with both dose volumes. This is consistent with published work showing drug delivery to the cochlea depends more on the concentration of the drug than the volume of injection. There were no clinically meaningful WR improvements observed in the placebo group.

Exhibit 12:

We also performed a post hoc analysis on WR and WIN data for the Phase 1/2 study (FX-322-201). The analysis showed a statistically significant improvement in WR by all FX-322-treated subjects versus all placebo subjects (p=0.010). A p value is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant. The data in the figures below are presented as adjusted mean relative percent change from baseline. FX-322 treated subjects saw improvements in WR as early as 15 days after treatment that were sustained over 90 days.

As shown in Exhibit 13 below for WIN, the adjusted mean relative percent change from baseline was assessed at 15, 30, 60, and 90 days after injection, and a trend in improvement was seen in FX-322-treated subjects versus placebo. Also, there were non-statistically significant trends in improved WIN scores at Day 90 in the four FX-322, treated subjects that had statistically significant and clinically meaningful improvements in WR in the prospective statistical analysis.

Exhibit 13:

The same WR data was published in Otology and Neurotology in February 2021, as shown in Exhibit 14 below. In compliance with the publication’s policy, the data was presented with standard error, resulting in a slightly different adjusted mean and p value. Despite the change, the results shown in Exhibit 14 were consistent with those in Exhibit 13 above.

Exhibit 14:

As shown in Exhibit 15 below, published in Otology and Neurotology in February 2021, speech recognition in a noisy background also improved over time for FX-322-treated subjects versus placebo subjects. Performance was quantified as the signal-to-noise ratio, or SNR, consistent with 50% correct WR, with lower SNR values indicating better speech perception in background noise. Analyses showed a significant improvement in average SNR from baseline to Day 90 in FX-322-treated subjects versus placebo subjects.

Exhibit 15:

We also assessed audiometric changes from 250 Hz to 8000 Hz for all subjects. Since drug enters closest to the high frequency region, the greatest drug exposure is expected to occur in the high frequency region. While no statistical differences were observed at any frequency when comparing pooled treatment groups, four of the moderate to moderately severe FX-322 subjects showed a 10 dB threshold improvement at 8000 Hz at Day 90.

Phase 2a clinical trial

Based on our analysis of the data from our Phase 1/2 clinical trial, we initiated a randomized, double-blind, placebo-controlled, single- and repeat-dose Phase 2a clinical trial of FX-322 (FX-322-202) in the fourth quarter of 2019. In September 2020, we completed enrollment of 95 subjects aged 18-65 across sixteen sites in the Phase 2a clinical trial. As in the Phase 1/2 clinical trial, subjects were required to have a documented medical history consistent with either stable NIHL or stable SSNHL, meaning that a subject's hearing deficit has remained consistent over a defined period of time based on a subject's audiograms. All subjects in the clinical trial had meaningful WR deficits including subjects who were considered to have “mild” hearing loss.

To explore how a single dose compares to multiple doses of FX-322, we randomized subjects to one of four groups, each of which received four injections, once per week at weekly intervals starting at the initial visit. Group 1 received one injection of FX-322 and three injections of placebo. Group two received two injections of FX-322 and two injections of placebo. Group three received four injections of FX-322. Group four received four injections of placebo. subjects had follow-up visits two weeks after dosing and then monthly for seven months. The efficacy endpoints of this trial were WR, WIN, and pure tone audiometry in the range of 250 to 8000 Hz. The exploratory efficacy endpoints were the TFI, the HHIA, and pure tone audiometry in the range of 9000 to 16000 Hz.

In June 2021, we announced final results from the Phase 2a clinical trial (FX-322-202). Consistent with the topline, day-90 interim data, the end-of-study results (as of day 210) showed that four weekly injections of FX-322 did not demonstrate improvements in any hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. We also observed an unexpected increase in WR scores in the placebo group that did not occur in previous FX-322 trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given this lack of reliability of baseline WR scores of the placebo group, we were unable to evaluate hearing improvements in WR scores for FX-322 dosing regimens versus placebo. The study results showed a favorable safety and tolerability profile for FX-322 in the Phase 2a clinical trial. No treatment-related serious adverse events were observed in the study.

Phase 1b clinical trials

In March 2021, we announced data from a Phase 1b clinical trial of FX-322 designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. Twenty-five subjects were subsequently evaluated during the 8 to 12 months following FX-322 dosing and nine subjects, including the five initial responders at day 90, had shown statistically significant hearing improvements when evaluated during this time period. Of the five subjects that showed a statistically significant response and doubled their WR scores at day 90, four of these returned for evaluation and had scores that remained above their baseline WR measures, though were below the threshold for statistical significance. In this trial, FX-322 showed a favorable safety profile and was well tolerated.

In May 2021, we announced data from a Phase 1b clinical trial of FX-322 in presbycusis (age-related hearing loss) (FX-322-112). The double-blind, placebo-controlled, randomized, multicenter safety study enrolled 30 individuals aged 66-85 with age-related hearing loss. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated hearing measures, as well as safety, otologic and audiologic assessments were also evaluated in the study. By design, the study recruited subjects with no medical history of noise-induced or SSNHL, etiologies where FX-322 associated hearing benefits were observed in prior studies, as we continue to separately evaluate subjects with specific forms of hearing loss to better refine cohorts for future studies. While the treatment effect was not significant compared to placebo, results from the study showed a favorable safety and tolerability profile with no reported treatment-related serious adverse events.

In December 2021 we announced data from a Phase 1b clinical trial of FX-322 in subjects aged 18-65 with severe SNHL (FX-322-113). The trial enrolled 31 subjects with Severe SNHL, defined as a pure tone average deficit between 71-90 dB. Many subjects with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study were to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, sentences in noise, and pure tone audiometry were utilized in the study. Safety, otologic and audiologic assessments were conducted at days 30 and 90 following administration of FX-322 or placebo. To gain a more comprehensive understanding of the potential impact of FX-322 in this population, we evaluated hearing using multiple tests of speech perception in both quiet and noisy backgrounds, including the Bamford-Kowal-Bench Sentence-in-Noise exam, or BKB-SIN. In this study, BKB-SIN test improvements were observed in four subjects, all of whom exceeded the 95 percent critical difference of 3.1dB SNR, with two subjects showing a 6dB response. A single placebo subject had a 3.6dB change. In the study, subjects did not show substantial changes in speech perception measures in quiet, the safety profile in the study was favorable and there were no treatment-related serious adverse events reported.

Human PK exposure

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

FX-322 clinical results

Since 2019, we have completed five studies, as depicted in Exhibit 16 below and described in detail in the FX-322 completed clinical trials section above, all with the aim of understanding the safety of FX-322 as well as severities and etiologies that FX-322 might treat and the appropriate dose regime.

Exhibit 16:

Based on the data from these studies, we have demonstrated a pharmacokinetic, pharmacodynamic relationship for FX-322, where we have observed that therapeutic concentrations of FX-322 in the cochlea were associated with statistically significant improvements in hearing function as measured by improved speech perception in subjects with SNHL. Further, we observed that these improvements in speech perception were sustained in some subjects for almost two years, which we believe suggests a potential disease-modifying benefit. Furthermore, we have uncovered that some subjects may respond at different times -- important learnings to the overall program.

Exhibit 17 below, shows data from our Phase 1/2 clinical trial (FX-322-201) and one of our Phase 1b clinical trials (FX-322-111), two independent, single-dose studies in subjects with mild to severe SNHL that showed a hearing signal with FX-322 and statistically significant improvements in speech perception.

Exhibit 17:

Day-90 Word Recognition Scores Across Studies
FX-322-201 Phase 1/2
FX-322-111 Phase 1b
40%
30%
20%
10%
0%
% Exceeding Absolute 10%
Placebo (n=8)
FX-322 (n=15)
Untreated * (n=32)
FX-322 * (n=32)

*Total of 33 patients enrolled in study, 32 subjects completed 90-day clinical assessment period

The scale of the overall FX-322 clinical program has enabled us to pool the data from these two trials and a third single-dose trial, our Phase 1b clinical trial (FX-322-112), and conduct a post-hoc analysis to look for patterns in the data and give us important insight into the characteristics of responders. Exhibit 18 below shows our pooled data analysis where we evaluated how many subjects showed at least a 10% absolute change from baseline in speech perception. In this graph, the y-axis is the change in the numbers of words correct from a 50-word test. We observed that the changes in FX-322-treated subjects exceeded the threshold for meaningful improvements, while a fraction of placebo-treated subjects or untreated ears, land above the threshold. Several FX-322 responders showed at least 10-word improvements or 20% absolute word increase, while some had a 40% absolute word increase.

Another way that we looked at the pooled data was by using the responder definition of the number of subjects that exceed the 95% confidence intervals from well-established historical standards. Looking at the data in this way, as illustrated in Exhibit 18, we observed that 14% of FX-322- treated subjects exceeded the threshold for improved speech perception and that placebo-treated subjects and untreated ears are consistent with the historical literature standards, Thornton & Raffin (1978) and modified by Carney & Schlauch (2007), as referenced in Exhibit 18 below.

Exhibit 18:

Using the same responder definition, we also evaluated the multi-injection Phase 2a clinical trial (FX-322-202) study and compared it to the three single-dose trials. Exhibit 19 below shows results from comparing the proportion of placebo-treated patients and untreated ears in the Phase 2a clinical trial (FX-322-202) against the three single-dose Phase 1b clinical trials. Based on our analysis, we observed that 15% of placebo-treated or untreated ears exceeded the 95% confidence intervals in the Phase 2a clinical trial compared to 2.1% in the three Phase 1b clinical trials. In the Phase 2a clinical trial, we collected a single baseline measurement compared to the three Phase 1b clinical trials where we collected baseline measurements. We believe that as a result, baseline speech perception scores in the Phase 2a clinical trial were not consistent with previous scores from many of the subjects in this trial.

Exhibit 19:

Ongoing clinical trials

Our large clinical database has enabled us to pool data and better understand responder profiles and we have captured important learnings from all of our trials that have been incorporated into our Phase 2b study (FX-322-208), which commenced dosing in October 2021 in subjects with SNHL. In Exhibit 20 below, the orange circle indicates the focus that we have for this trial with respect to the subject populations. Our pooled data strategy has led us to focus on SSNHL and noise-induced hearing loss subjects in the high mild to low severe range.

Exhibit 20:

The Phase 2b study (FX-322-208) is a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in approximately 124 subjects with either noise-induced or sudden SNHL (study design shown in Exhibit 21 below). The study’s primary endpoint is speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting with the FDA, the FDA agreed that speech perception is an acceptable primary efficacy endpoint. The Phase 2b study’s inclusion criteria are designed to enroll subjects with the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical studies. For the study, we have assumed 5% of placebo subjects would show an improvement. Therefore, our treatment effect is targeted to be 20%. Thusly, we need a sample size of 112 subjects at 80% power to detect this 20% difference at a significance level of 0.05. and is the reason what we will be recruiting 124 subjects into the study as we account for potential subject attrition.

Exhibit 21:

We have also employed several new design elements which are designed to mitigate bias, such as a lead-in phase with multiple visits to establish a sound baseline measure based on consistent test results. We believe other design elements, such as masking of both subjects and sites will further mitigate potential bias and a level of audiology surveillance is built into the study, such that all test sessions are recorded. Finally, the lead-in phase is used to disqualify subjects with poor test consistency. We believe that the Phase 2b trial is optimally designed to evaluate the effect of FX-322 in speech perception.

Additionally, we are continuing to gather data via extension trials of our Phase 1b clinical trials, FX-322-111 and FX-322-112.

Our hearing pipeline: FX-345

In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345. As illustrated in Exhibit 22 below, we believe this program may offer some advantages over FX-322 as we look to expand the opportunity to treat different types of SNHL. Specifically, FX-345 was designed to achieve broader exposure through a large portion of the cochlea, which could have a greater treatment impact or be used to treat a broader patient population than FX-322. Further, FX-345 may provide greater flexibility in dose selection and formulation, which could enable us to evaluate a range of different dose levels.

Exhibit 22:

We have used cochlear pharmacokinetic measures and human modeling data in a preclinical setting to assess FX-345. In Exhibit 23 below, we see human modeling data for FX-322 and FX-345 showing drug distribution levels across time and the location of the cochlea. Specifically, one axis is the position within the cochlea from the base to the apex. The second axis is the time from injection from left to right. The height of the surface is the concentration relative to the target level for the GSK-3 inhibitor (GSK3i). Based on this modeling, FX-345 achieved greater exposure through a larger portion of the cochlea for longer time.

Exhibit 23:

We anticipate filing an investigational new drug application with the FDA for FX-345 in the second half of 2022. This will be our first step in exploring the impact of broad and sustained cochlear coverage on a range of hearing loss populations.

Our multiple sclerosis (MS) program

We believe our PCA approach can impact a wide range of degenerative diseases, including MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Our program focuses on inducing remyelination by activating oligodendrocyte progenitor cells, or OPCs, in the central nervous system to generate new oligodendrocytes and regenerate myelin, potentially repairing the damage caused by MS. In November 2021, we introduced FREQ-162, a preclinical stage compound that induced substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing Frequency compounds in preclinical safety studies to enable the initiation of clinical trials in 2023.

The potential for pharmacologic therapy to induce remyelination in MS has been supported by multiple clinical trials. Clinical trials testing clemastine, histamine receptor 3 inverse agonists, anti-LINGO antibodies, and bexarotene have shown modest improvements in biomarkers, electrophysiological or MRI measures. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers. We continue to engage in sponsoring clinical research to validate this initial approach at Cambridge University.

However, in order to maximize the benefit to individuals with MS, we believe it is likely that significantly more effective remyelinating agents will be necessary. To create such a therapeutic, we established an independent internal research program to explore the biology underlying remyelination and develop novel chemical entities, or NCEs. We have identified a novel target that drives remyelination and, to the best our knowledge, is only being pursued by us. Our internal discovery efforts have yielded a number of NCEs that have shown encouraging activity to induce remyelination, including FREQ-162. We compared FREQ-162 to three known compounds, thyroid hormone, anti-LINGO antibody, and clemastine, in standard in vivo models. Based on these models, FREQ-162 induced significantly more oligodendrocyte differentiation and remyelination in vivo than the published comparator compounds as illustrated in Exhibit 24 below. FREQ-162 was shown to be effective even in aged animals and drove remyelination in both white and gray matter, which are critical in motor, sensory and cognitive aspects of MS. Our research efforts are focused on optimizing this compound and advancing a candidate into clinical trials in 2023.

Exhibit 24:

Overview of multiple sclerosis

The symptoms of MS include numbness or tingling, weakness, dizziness and vertigo, spasticity, vision problems, sexual problems, bladder or bowel problems, pain, cognitive changes, emotional changes, and depression. Initially, most individuals experience a relapsing-remitting experience course of disease, with periods of new or relapsing symptoms followed by recovery and periods of remission. Early in the disease course, the individuals are partially able to remyelinate the demyelinated nerves. As the disease progresses the ability of the body to remyelinate axons significantly decreases leading to progressive and irreversible neurological deficits. According to the National Multiple Sclerosis Society, nearly one million people in the United States are living with MS.

The FDA has approved a number of disease-modifying therapies for MS that reduce the immune system attack on myelin, which may reduce the number of relapses, delay progression of disability, and limit new disease activity. However, none of these products directly drive the remyelination of the nerve fibers. There are no FDA approved remyelinating therapies for MS and we believe this remains the largest unmet medical need in individuals with MS. Our program aims to induce OPCs to differentiate into oligodendrocytes and replace the myelin lost to multiple sclerosis.

Leveraging our PCA platform for future applications

In addition to our hearing and MS programs, we believe our PCA platform has the potential to address a wide range of clinical applications. In directing our internal research, research collaborations, and in-licensing efforts, we intend to target areas of high unmet medical need for which the underlying disease process involves loss or degeneration of key cells that could be reversed using PCA. We believe the PCA platform could further be applied to diseases of the muscle, gastrointestinal tract, skin, and bone. We intend to continue to identify areas with high unmet need where our PCA platform and novel approach to regenerative medicine could lead to potentially disease-modifying therapeutics that create healthy functional tissues and improve peoples’ lives.

Manufacturing

Our product candidates consist of small chemical compounds to stimulate cell and tissue regeneration in vivo. As a result, we can rely on the well-established and available manufacturing and drug-delivery technologies developed over decades by the pharmaceutical industry. We source our active pharmaceutical ingredients from contract manufacturers with a track record of FDA-compliant GMP manufacturing. After rigorous internal and external quality control testing, we release these materials to additional contract manufacturers for formulation and packaging into final drug product for use in clinical testing. We expect to use a similar hybrid of internal and contract resources for commercialization of our products, at least until our operations reach a scale sufficient to justify investment in internal manufacturing capacity.

Commercialization

We intend to directly market and commercialize our lead product candidate, FX-322 for the treatment of SNHL, if approved in the United States, by developing our own sales and marketing force, targeting ENTs and audiologists. Under the Astellas Agreement, Astellas has the right to market and commercialize FX-322 for the treatment of SNHL, and any other products containing both a GSK-3 inhibitor and an HDAC inhibitor if approved, outside of the United States. For any other product candidates that are not part of the Astellas Agreement, we intend to establish marketing and commercialization strategies for each on a case by case basis.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, confidential information and know-how, continuing technological innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our field.

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

In an effort to secure our intellectual property positions we generally file patent applications directed to our programs. As of March 1, 2022, we owned, licensed, or have an option to license 37 patent families. These patent families include 29 U.S. patents, 101 ex-U.S. patents, 26 pending U.S. utility patent applications, 109 pending ex-U.S. utility applications, and 1 U.S. provisional patent application.

The intellectual property portfolio for our lead programs as of March 1, 2022, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Hearing loss

The patent portfolio for our Hearing Loss program is based upon our owned and in-licensed patent families that include patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat hearing loss; and specifically directed to compositions of matter of our lead product FX-322, pharmaceutical compositions of FX-322 and methods of using the same to treat hearing loss. The in-licensed patents and patent applications are subject to license agreements with Massachusetts Institute of Technology and Massachusetts Eye and Ear Infirmary described herein. As of March 1, 2022, we have rights to, through ownership and in-licensing, 32 patent families, including 26 U.S. patents, 86 ex-U.S. patents, 22 pending U.S. utility patent applications, and 107 pending ex-U.S. patent applications related to treating hearing loss, generally and related to FX-322. While we believe that the specific and generic claims contained in our issued U.S. patents provide protection for the composition of matter and the method of using FX-322 to treat hearing loss and/or diseases associated with the absence or lack of certain tissue cells, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our hearing program, including our lead product FX-322, are projected to have a statutory expiration date in between 2035 and 2040, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

Multiple sclerosis program

We plan to use a similar intellectual property strategy when building protection with respect to other programs. Within our MS program, we own intellectual property directed to the treatment of MS and we advise on an exclusively in-licensed portfolio of intellectual property directed to the treatment of MS from The Scripps Research Institute and Cambridge Enterprise. As of March 1, 2022, no development candidate has been designated, but the intellectual property portfolio for our MS research program currently includes 4 patent families including 3 U.S. patents, 15 ex-U.S. patents, 3 pending U.S. utility patent applications, 9 ex-U.S. patent applications, and 1 U.S. provisional patent application. While we believe that the specific and generic claims, contained in our U.S. and ex-U.S. patents provide protection for the claimed pharmaceutical compositions and methods of use third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we own or exclusively in-licensed, if any, for our MS program are projected to have a statutory expiration date between 2032 and 2042, excluding any additional term for patent term adjustments or patent term extensions. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but the remaining term of a patent cannot be extended beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of products from our intellectual property may be entitled to patent term extensions. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and, even if granted, the length of such extensions.

In addition to patent protection, we rely upon trade secrets, confidential information and know-how, and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential information and know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, employees, and consultants; and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential information and know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

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

As consideration for the licensed rights under the Astellas agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestone payments up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a subject in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively, and $100.0 million and $40.0 million upon the first dosing of a subject in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively. If the Astellas licensed products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages.

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

In May 2019, we entered into an amendment with MIT, updating the diligence milestones for a second Licensed Product.

In March 2022, we entered into an amendment with MIT, removing a patent and certain patent applications from the MIT License Agreement which were unrelated to our hearing and MS programs and which we were not utilizing.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We met one of our milestone timeline obligations by dosing a first subject in a Phase II trial by December 31, 2020. We are still subject to a milestone timeline obligation to dose a first subject in a Phase III trial by December 31, 2024. We do not control the filing, prosecution, enforcement, and defense of any licensed patent rights.

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

We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations, which may be extended in certain circumstances as set forth in the CALIBR License. In October 2021, we entered into an amendment with CALIBR which updated the milestone obligations to: (i) initiate a Phase II clinical trial (or equivalent) for a CALIBR licensed product by December 31, 2023 and (ii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by December 31, 2025. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

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

The Scripps Research Institute

In September 2018, we entered into a Research Funding and Option Agreement, or the Scripps option agreement, with Scripps (CALIBR is a division of Scripps), under which we provided funding to Scripps to pursue certain MS research activities on selected targets. In the same agreement, we were granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property arising from the MS research activities on the selected targets. The Scripps option agreement, including the MS research activities and the exclusive option, terminated on December 31, 2021. The CALIBR License remains active.

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. We also have the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as for the inventors and the funder) to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We are aware of the following treatment options in the areas that we are initially targeting:

Hearing loss

There are dozens of hearing aid brands, although most of these devices are manufactured by only a few leading companies. We anticipate the hearing aid landscape in the United States will change as the FDA implements regulations for over-the-counter hearing aids, which will be sold directly to consumers with mild to moderate perceived hearing loss. There are three manufacturers of cochlear implants that market in the United States. We are also aware of multiple companies developing therapeutics to treat various forms of SNHL currently in clinical trials, such as Audion Therapeutics, which will initiate a Phase 2 study of its notch inhibitor, LY3056480, in 2022. Pipeline Therapeutics completed a Phase 1/2 study of its gamma secretase inhibitor, PIPE-505, in 2021; the data from this study has not been shared to date. In 2020 Otonomy, Inc. disclosed top level data from a Phase 1/2 study of OTO-413, a sustained-exposure formulation of brain-derived neurotrophic factor, in subjects with a condition described as speech-in-noise impairment. In 2021 Otonomy initiated an extension of this Phase 1/2 study, which is estimated to complete in 2022. In addition, Sensorion, a clinical stage company, is conducting a Phase 2 study of SENS-401 to treat sudden SNHL. There are also multiple programs in early-stage or preclinical development by pharmaceutical and biotechnology companies. There are also several companies targeting genetic forms of hearing loss with gene therapy treatments, as well as otoprotective therapies.

Multiple sclerosis

There are multiple therapeutic options for treating the symptoms of MS, as well as the underlying disease. However, all approved therapies are directed at blocking demyelination, and, to our knowledge, there are no approved therapies which promote remyelination. We are aware of numerous efforts to identify drugs or biologics that can stimulate oligodendrocyte regeneration and myelin repair in the central nervous system. These include companies such as Clene Pharma, which has an ongoing Phase 2 trial of CNM-Au8, a gold nanocrystal suspension, and Pipeline Therapeutics, which completed a Phase 1 trial for PIPE-307, a selective M1 receptor antagonist to treat multiple sclerosis and other demyelinating disorders. Pipeline Therapeutics has not announced results from this trial to date. Convelo Therapeutics is in preclinical development for potential remyelinating compounds that inhibit enzymes in the brain involved in the production of cholesterol. Idorsia Pharma completed two Phase 1 studies in 2019 and 2020 for ACT-1004-1239, a small molecule CXCR7 inhibitor involved in OPC differentiation. This is an active research area with a number of entities researching compounds, antibodies, and proteins which may enhance remyelination.

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

The FDCA alternatively provides three to five years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval based on the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Healthcare reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the Affordable Care Act (ACA) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions of particular import to the pharmaceutical industry, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; imposes a nondeductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; implements a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expands of eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee; identify priorities in, and conducts comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference-pricing systems and publication of discounts and list prices.

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

Environmental, Social, and Governance Initiatives

Corporate sustainability and environmental responsibility

We understand the importance of reducing our environmental impact. We are proud to be headquartered in a LEED certified building, a globally recognized symbol of sustainability achievement and leadership. We continue to promote sustainability within our office by limiting single-use plastic and implementing compost and recycling programs. Our current hybrid work model allows employees to work remotely for a portion of the week, decreasing the emissions associated with employees commuting to the office.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend training upon hire and at our request to help prevent, identify, report and stop any type of discrimination and harassment. Ongoing acknowledgement of our anti-harassment policy is required on an annual basis. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity. Our Diversity, Equity & Inclusion (DEI) Committee is an employee-led group that works to raise awareness for DEI initiatives and identify ways we can continue to promote inclusion within our corporate culture. Although we are a smaller reporting company, our Board of Directors meets the requirements under NASDAQ's Board Diversity Rule for accelerated and large-accelerated filers with two diverse directors.

Employees and Human Capital Resources

As of March 8, 2022, we had 74 employees, including 72 full-time employees. Women represent approximately 50% of our employees, with approximately 29% holding senior management level/leadership roles. Thirty-eight percent of our employees have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization.

None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits covered at 90%; a health savings account with company contribution; unlimited paid time off and paid holidays; family medical leave; and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants, restricted stock units, and our employee stock purchase plan. We also sponsor a 401(k) plan with a 5% match.

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented a safety protocols including a flexible work schedule, requirements for the wearing of masks, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in November 2014. Our principal executive offices are located at 75 Hayden Avenue, Suite 300, Lexington, Massachusetts 02421 and our telephone number is (781) 315-4600. Our corporate website address is www.frequencytx.com. The information contained in, or accessible through, our website is not incorporated by reference into this Annual Report and you should not consider information on our website to be a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $84.7 million and $26.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $180.1 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and our other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or our other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
continue to conduct our Phase 2b trial of FX-322 (FX-322-208) and extension trials of FX-322-111 and FX-322-112 and commence additional clinical studies relating to our product candidates;
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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322 and our other product candidates. These expenditures include and will include, as the case may be, costs related to the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and any additional trials we conduct to support the development of FX-322 and our other product candidates. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, the Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge), or Cambridge. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $142.4 million will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and our other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), or extension trials of FX-322-111 and FX-322-112, and other clinical trials of FX-322 or our other product candidates, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, any other clinical trials of FX-322, the development of FX-345 and our remyelination program, and the development of any of our other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;
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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $149.1 million for federal income tax purposes and $83.5 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our NOLs expire in various amounts through 2037, provided that federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration. As of December 31, 2021, we also had federal and state research and development and other tax credit carryforwards of approximately $5.2 million and $2.1 million, respectively, available to reduce future tax liabilities. Our tax credit carryforwards expire at various dates through 2041. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We believe we have experienced an ownership change in 2017 and 2019 and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo additional ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. As a result of the changes in ownership in 2017 and 2019, $0.01 million and $0.04 million of NOL carryforwards are limited under Section 382. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. Furthermore, NOLs generated in periods beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2021, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years.

Risks related to development, clinical testing, manufacturing, and regulatory approval

We are heavily dependent on the success of FX-322, our lead product candidate, which is still under clinical development, and if FX-322 does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for, and successfully commercialize FX-322, which may never occur. We a currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will continue to be devoted to FX-322, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, FX-322 will be as effective as anticipated at treating SNHL. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure, and our Phase 1b study of FX-322 in presbycusis (FX-322-112) did not show any significant treatment effects compared to placebo.

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

We utilize our PCA platform to develop product candidates, including FX-322 and FX-345, for the treatment of SNHL. Our PCA platform is designed to identify pathways to activate progenitor cells already present in the body to treat conditions or diseases through cellular regeneration. We have not, nor to our knowledge has any other company, received regulatory approval utilizing this mechanism of cellular regeneration. Given the novelty of our approach, we could encounter a longer than expected regulatory review process, increased development costs, or unexpected delays in, or even prevention of, the regulatory approval and commercialization of our product candidates, and we cannot be certain that our approach will lead to the development of any approvable or marketable products. For example, the FDA-approved treatment options available for people with SNHL are hearing aids and cochlear implants. Unlike FX-322, which is a therapeutic that targets the underlying biology of SNHL, these treatment options are medical devices that are designed to target the symptoms of SNHL. As a result, these treatment options are not directly comparable to FX-322, and FDA requirements for marketing authorization of these treatment options may not be relevant for FX-322. While we are developing what we believe are appropriate measurements of efficacy for FX-322, we cannot be certain that the FDA will agree with our measurements or that they will be sufficient for approval. If we were to encounter any of the foregoing, our business and financial prospects could be materially harmed.

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or may have additional unfavorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, subject enrollment criteria, selection of subjects based on subject misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Several companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding favorable results in earlier preclinical studies or clinical trials. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. Based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll subjects on time, or be completed on schedule, or at all. For example, a number of clinical trial sites for our completed Phase 2a clinical trial of FX-322 (FX-322-202) temporarily halted subject enrollment during the first and second quarter of 2020 in response to the COVID-19 pandemic. Enrollment in other ongoing or planned clinical trials could be adversely affected by the pandemic. Clinical trials can be delayed for a variety of reasons, including delays related to:

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
•
recruiting suitable subjects to participate in a trial in a timely manner and in sufficient numbers;
•
having subjects complete a trial or return for post-treatment follow-up;

•
imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites or investigators to adhere to regulatory requirements or follow trial protocols;
•
clinical sites deviating from the trial protocol or dropping out of a trial;
•
addressing subject safety concerns that arise during a trial;
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

Our lead product candidate, FX-322, is still in development and will require the successful completion of FX-322-208 and at least one, and possibly more, Phase 3 trials before we are prepared to submit an NDA for regulatory approval by the FDA. In addition, we have been advised by the FDA that, while the nonclinical studies conducted by us to date suggest a pharmacodynamic interaction between the two active components of FX-322, the FDA has indicated that the results of such nonclinical studies do not preclude the need for a human study and that inclusion of a factorial study in humans in future trials of FX-322 to thoroughly assess the effects attributable to each component drug of FX-322 in the combination so as to satisfy the FDA’s "combination rule". The design and conduct of a factorial study in humans, including the development of each active component to administer in such study, may cause additional delays in the development of FX-322. We cannot predict with any certainty if or when we might complete the development of FX-322 and submit an NDA for regulatory approval by the FDA of FX-322 or whether any such NDA will be approved by the FDA.

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

Enrollment and retention of individuals in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of subjects to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of subjects to complete any of our trials.

Subject enrollment and retention in clinical trials depends on many factors, including:

•
the extent of the ongoing COVID-19 pandemic, see The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations;
•
the subject eligibility criteria defined in the protocol, such as the requirement to establish stable hearing loss in our Phase 2b clinical trial;
•
the size of the subject population required for analysis of the trial’s primary endpoints;
•
the nature of the trial protocol, trial design, side effects or other results that may arise in development;
•
the existing body of safety and efficacy data with respect to the product candidate;
•
the proximity of subjects to clinical sites;
•
our ability to recruit clinical trial investigators with the appropriate competencies, motivation and experience;
•
clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or medical devices that may be approved for the indications we are investigating;
•
competing clinical trials being conducted by other companies or institutions;
•
our ability to obtain and maintain subject consents; and
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates and medical devices that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of subjects available to us, because some people who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any product candidate may make it difficult or impossible to recruit and retain people in other clinical trials of that same product candidate. Delays or failures in planned subject enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our ability to develop a product candidate or could render further development impossible.

Results of preclinical studies, clinical trials, or analyses may not be indicative of results that may be obtained in later trials.

The results of preclinical studies, clinical trials, or analyses of the results from such trials, including our prospective and post hoc analyses of the data from the Phase 1/2 trial of FX-322 for the treatment of SNHL (FX-322-201), may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of data from our Phase 1/2 clinical trial of FX-322 for the treatment of SNHL (FX-322-201), may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

Interim and preliminary “top-line” data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

If unacceptable side effects arise in the development of any product candidate, we, the FDA, or the IRBs or IECs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect subject recruitment or the ability of enrolled subjects to complete a trial or result in potential product liability claims. These side effects also may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel regarding the proper administration protocol for our product candidates and to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in subject injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to subjects;
•
we may be required to conduct post-market studies or agree to post marketing commitments;
•
we could be sued and held liable for harm caused to subjects;
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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to identify when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may seek a Breakthrough Therapy designation for FX-322 if results from our ongoing clinical trial support such designation and we may seek a Breakthrough Therapy designation for other product candidates we may develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals has been on fighting the virus and vaccinating the public and we have been required to take steps consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020. The majority of our employees have continued to work from home two to three days per week, while our laboratory employees have largely resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

If COVID-19 or its variants again spread in the United States and worldwide, and measures to mitigate the ongoing effects of the pandemic, such as stay home orders and/or advisories persist or are reintroduced, we may continue to experience disruptions and other effects on our business that could severely impact our business, operations, preclinical studies and clinical trials, including:

•
delays, difficulties or postponement in enrolling and retaining subjects in our clinical trials;

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. We previously experienced an impact from COVID-19 in our completed Phase 2a clinical trial (FX-322-202), as a number of clinical trial sites temporarily halted enrollment. Due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our ongoing and planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our ongoing and planned clinical trials and our development plans for FX-322 and our other product candidates, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our extension trials of FX-322-111 and FX-322-112 and our Phase 2b clinical trial of FX-322 (FX-322-208)) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, adoption and effectiveness of vaccines and other actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks related to commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing products to treat SNHL through the regeneration of hair cells or through other mechanisms, and we also anticipate that new companies will enter the SNHL market in the future. If we successfully develop and, if approved, commercialize FX-322 or FX-345 for the treatment of SNHL, it may compete, or potentially be used in conjunction, with currently marketed devices, including the hearing aids and cochlear implants currently available and the next generation of improved hearing aids and cochlear implants, and any new therapies that may become available in the future. Furthermore, changes in the regulatory landscape may increase competition from hearing aids. The FDA Reauthorization Act of 2017 directed the FDA to, by regulation, categorize certain hearing aids as over-the-counter, or OTC, hearing aids, which would permit such OTC hearing aids to be available to consumers without first requiring a visit to a medical professional. The FDA has proposed regulations to create this new category of OTC devices. When the FDA finalizes these proposed regulations, obtaining hearing aids may become less expensive and more convenient. We are also aware of several companies developing programs with research and development efforts to treat MS through the regeneration of myelin. If we successfully develop and, if approved, commercialize our remyelination program for the treatment of MS, it may compete, or potentially be used in conjunction with, currently marketed therapeutics and any new therapeutics that may become available in the future.

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
•
more effectively establish clinical trial sites and subject registration;
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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, any future clinical trials of FX-322 for the treatment of SNHL, and any future clinical trials of our other product candidates. Our reliance on CROs for clinical development activities limits our control over these activities and we were not involved in developing our CRO’s policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

Since its enactment, there have been judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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
•
the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;
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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

Further, we may also be or become subject to other state laws governing the privacy, processing and protection of personal information For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Further, the General Data Protection Regulation applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also imposes stringent requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, in July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards.

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

In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, malfeasance, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication, electrical failures or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For instance, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19 global pandemic, and the recent hostilities between Russia and Ukraine may result in increased attacks that could either directly or indirectly impact us. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors, or other organizations with which we have formed strategic relationships. While we do not believe that our network has experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under data protection laws, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay the clinical development of our product candidates.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K, these factors include:

•
any delay in the enrollment or ultimate completion of the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112 and any futures clinical trials of FX-322 for the treatment of SNHL;
•
the results the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112 or any future clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure;
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

•
trading volume of our common stock; and
•
general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the hostilities between Russia and Ukraine, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of March 8, 2022, these holders beneficially owned approximately 17.2% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results. Following that announcement, on June 3, 2021, and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs.

Additionally, on June 24, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit asserts causes of action against us of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Financial volatility or geopolitical instability outside of the U.S. may adversely impact the U.S.

We could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increase in unemployment rates and uncertainty about economic stability. Our business and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including the recent hostilities between Russia and Ukraine which could have a lasting impact on regional and global economies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal office is located at 75 Hayden Avenue, Lexington, Massachusetts 02421, where we lease approximately 61,307 square feet of office and laboratory space. The lease term commenced on December 11, 2020 and expires on May 31, 2031.

Item 3. Legal Proceedings.

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

On June 24, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit asserts causes of action against us of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, we are not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint, which remains pending.

Item 4. Mine Safety Disclosures.

Not applicable

Management

Executive officers and directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers

David L. Lucchino	53	President, Chief Executive Officer, Director, and Co-Founder

Christopher R. Loose, Ph.D.	41	Chief Scientific Officer and Co-Founder

Peter P. Pfreundschuh	53	Chief Financial Officer

Carl P. LeBel, Ph.D.	63	Chief Development Officer

Quentin McCubbin	52	Chief Manufacturing Officer

Wendy S. Arnold	50	Chief People Officer

Non-Employee Directors

Marc A. Cohen	58	Chairman and Director

Timothy J. Barberich	74	Director

Cynthia L. Feldmann	69	Director

Michael Huang	48	Director

Robert S. Langer, Sc.D.	73	Director

Joel S. Marcus	74	Director

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

Peter P. Pfreundschuh has served as our Chief Financial Officer since December 2020. He joined our company from UroGen Pharma Ltd., a commercial-stage biopharma company, where he served as Chief Financial Officer, Chief Compliance Officer and Corporate Secretary from August 2018 to October 2020. He brings to our company more than 30 years of finance, business development, commercial and public company leadership experience in the life sciences and medical device industries. Prior to joining UroGen, Mr. Pfreundschuh was the Chief Financial Officer of Sucampo Pharmaceuticals Inc. from March 2017 to February 2018, where he co-led the sale of the company to Mallinckrodt, was EVP and Chief Financial Officer of Immunomedics Inc. from September 2013 to September 2016, and was chief financial officer of the heart pump maker, CircuLite Inc. Mr. Pfreundschuh also has held senior roles across finance, commercial operations and business development within the pharmaceutical industry at AstraZeneca Pharmaceuticals and Johnson & Johnson. He started his career as an auditor at Ernst & Young, LLP. Mr. Pfreundschuh is a Certified Public Accountant and holds an MBA in finance from Rider University. He has completed master’s coursework in strategic marketing from Northwestern University’s Kellogg School of Management and received his B.S. in accounting from Rutgers University. Mr. Pfreundschuh is currently on the boards of Speratus Therapeutics Inc. and GitBasic.

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

Quentin McCubbin, Ph.D. has served as our Chief Manufacturing Officer since January 2021. He joined our company from Cerevel Therapeutics, Inc., or Cerevel, a clinical-stage biotechnology company, where he served as Head of Technical Operations for two years. Prior to Cerevel, he spent 19 years at Takeda/Millennium Pharmaceuticals in a variety of roles including six years as Vice President of Pharmaceutical Sciences and Global Head of Process Chemistry. He began his career as a chemist, completing a post-doctoral fellowship at Imperial College in London. He earned his B.S. and Ph.D. in Chemistry from Monash University in Australia.

Wendy S. Arnold has served as our Chief People Officer since February 2020. Ms. Arnold previously served as Senior Vice President, Human Resources at Kaleido Biosciences, Inc., or Kaleido, a healthcare company, where she helped to establish the HR infrastructure, compensation, performance and development programs. Prior to Kaleido, she was the head of the HR business partnership function at Moderna, a biotechnology company, where she helped to lead the HR organization during a period of significant growth, including implementing talent development and engagement initiatives. Prior to that, she was at Celgene Avilomics Research (formerly Avila Therapeutics), where she was responsible for building and developing the HR infrastructure for the company’s early research and development division. She also held senior HR positions at Inotek Pharmaceuticals and Amylin Pharmaceuticals. Ms. Arnold received her B.S. from Colorado State University.

Non-Employee Directors

Marc A. Cohen has served as a member of our board of directors and as Chairman since June 2020 and Executive Chairman from September 2016 to June 2020. Since 2012, Mr. Cohen has served as the Chief Executive Officer of Bublup, Inc., an online knowledge-sharing platform, as well as CoBro Ventures, Inc., an investment management company. Mr. Cohen has also been Executive Chairman of C4 Therapeutics since 2015 and Mana Therapeutics since 2018. Mr. Cohen holds an M.S. in Electrical Engineering from Stanford University and a B.S. in Engineering Science from Harvard University. We believe Mr. Cohen’s extensive entrepreneurial experience in the life sciences industry qualifies him to serve on our board of directors.

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

Cynthia L. Feldmann has served as a member of our board of directors since September 2020 and is the Chair of our Audit Committee. Ms. Feldmann has served as a director of UFPT since June 2017. She chairs the UFPT Audit Committee and serves on the Nominating & Governance Committee. Since 2005, Ms. Feldmann has served on the board of directors of STERIS PLC, or STERIS, a ~$23 billion provider of infection prevention, decontamination, and health science technologies, products and services. She is the Chair of STERIS’ Nominating & Governance Committee, serves on and was previously Chair of the Audit Committee, and previously served on the Compliance Committee. Ms. Feldmann also served from 2003 to January 2018 on the board of directors of Hanger Inc., or Hanger, a ~$670 million provider of orthotic and prosthetic services and products, and the largest orthotic and prosthetic managed care network in the U.S. Ms. Feldmann served on the Audit Committee, including as Chair of the Audit Committee, the Compensation Committee and the Quality and Technology Committee of Hanger. Ms. Feldmann currently serves on the board of directors and is a member and previous Chair of the Finance Committee of Falmouth Academy, an academically rigorous, co‐ed college preparatory day school for grades 7 to 12. She was the President and Founder of Jetty Lane Associates, a consulting firm, from 2005 until 2012. Previously, Ms. Feldmann served as Business Development Officer at Palmer & Dodge LLP, a Boston based law firm, with a specialty in serving life sciences companies. From 1994 to 2002, she was a Partner at KPMG LLP, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups. Ms. Feldmann is a retired CPA and holds a B.S. in accounting, and holds a Masters Professional Director Certification from the American College of Corporate Directors. We believe Ms. Feldmann's extensive expertise in auditing and accounting, particularly her experience in the life sciences industry, qualifies her to serve on our board of directors.

Michael Huang has served as a member of our board of directors since October 2018. Since 2021, Mr. Huang has served as a member of the board of directors of Windgap Medical, Inc. Mr. Huang has served as a member of the board of directors of Viracta Therapeutics since 2019. Mr. Huang serves as Managing Partner at Taiwania Capital Management Corporation, a venture capital firm. From 2014 to 2017, Mr. Huang served as Chief Executive Officer of NeuroVive Pharmaceutical Asia, Inc., a biopharmaceutical company. Mr. Huang holds an MBA from Rice University, a M.A. in Chemistry from the University of Texas, Arlington, and a B.S. from the University of Texas, Austin. We believe Mr. Huang's extensive investment experience in the life sciences industry qualifies him to serve on our board of directors.

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

Joel S. Marcus, J.D., CPA has served on our board of directors since December 2018. Mr. Marcus is Executive Chairman and Founder of Alexandria Real Estate Equities, Inc., or Alexandria, the urban office REIT that pioneered life science real estate from a specialty niche to a mainstream asset class and today is the preeminent and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations. Since co-founding the company in 1994 as a garage startup with $19 million in Series A capital and a mission to advance human health, he has led the remarkable growth of Alexandria into an S&P 500 company that as of December 31, 2021 has a total market capitalization of ~$44 billion, and a total equity capitalization of ~$35 million that ranks it in the top 10% among all publicly traded U.S. REITs. Alexandria, which celebrates its 25th anniversary as a New York Stock Exchange listed company in May 2022, had a total shareholder return exceeding 2,500% as of December 31, 2021. Mr. Marcus also founded and continues to lead Alexandria Venture Investments, Alexandria's strategic venture capital platform. Since its inception in 1996, Alexandria Venture Investments has strategically invested in disruptive life science, agrifoodtech, climate change, and technology companies advancing transformative new modalities and platforms to meaningfully improve human health. With nearly $2 billion in carrying value, Alexandria Venture Investments has been recognized by Silicon Valley Bank as the #1 most active corporate investor in biopharma by new deal volume for five consecutive years and by AgFunder as one of the five most active U.S. agtech investors in 2020. Mr. Marcus also currently serves on the boards of directors of Applied Therapeutics, Inc., Intra-Cellular Therapies, Inc., and MeiraGTx Holdings plc, publicly traded biopharmaceutical companies. He earned his undergraduate and Juris Doctor degrees from the University of California, Los Angeles. We believe that Mr. Marcus’ extensive experience in the life sciences industry and as a chief executive officer and attorney qualifies him to serve on our board of directors.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “FREQ” on the Nasdaq Global Select Market.

On March 8, 2022, there were approximately 78 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will require approval from Silicon Valley Bank under the terms of our loan and security agreement. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2021.

Number of Securities
Remaining Available for Future
	Number of Securities to be		Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excludes securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in first column) (1)
Equity compensation plans approved by
security holders (2)	6,830,037(3)	$14.72(4)	2,508,651(5)
Equity compensation plans not approved by
security holders	—	—	—
Total	6,830,037	$14.72	2,508,651

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
(2)
Consists of the 2014 Stock Incentive Plan, or the 2014 Plan, the 2019 Plan, and the 2019 ESPP.
(3)
Includes 2,931,005 outstanding options to purchase shares of common stock under the 2014 Plan and 3,899,032 outstanding options to purchase stock under the 2019 Plan.
(4)
As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2014 Plan was $2.99 and the weighted-average exercise price per share of outstanding options under the 2019 Plan was $23.54.
(5)
As of December 31, 2021, a total of 2,508,651 shares of common stock were available for issuance, consisting of (a) 956,021 shares of common stock available for future issuance under the 2019 ESPP, none of which shares were subject to outstanding purchase rights under the 2019 ESPP and (b) 1,552,630 shares of common stock available for future issuance under the 2019 Plan.

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

Overview

We are a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. Our focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of people with the most common form of hearing loss while continuing to broaden the potential of our regenerative approach in other applications. We believe we are a leading company using mitotic regeneration for cochlear sensory hair cell regeneration and that FX-322 has the potential to meaningfully improve overall hearing function and enhance quality of life for people with this condition.

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat a major underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial (FX-322-201) evaluating FX-322 in 23 subjects with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and clarity of sounds, and FX-322 was observed to be well-tolerated.

In March 2021, we announced topline, day-90 interim data from the Phase 2a clinical trial (FX-322-202), and in June 2021, we announced final results from the Phase 2a clinical trial (FX-322-202). The goals of the FX-322-202 trial were to further establish the hearing signal observed in the Phase 1/2 clinical trial(FX-322-201), evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies. Both day-90 interim data and the end-of-study results (as of day 210) showed that four weekly injections of FX-322 did not demonstrate improvements in any hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. We also observed an unexpected increase in WR scores in the placebo group that did not occur in previous FX-322 trials and exceeded well-established published standards, potentially suggesting bias due to trial design. Given this lack of reliability of baseline WR scores of the placebo group, we were unable to evaluate hearing improvements in WR scores for FX-322 dosing regimens versus placebo. Both the interim data and end-of-study results showed a favorable safety and tolerability profile for FX-322.

In March 2021, we also announced data from a Phase 1b clinical trial of FX-322 that was designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. Twenty-five subjects were subsequently evaluated during the 8 to 12 months following FX-322 dosing and, as of September 22, 2021, nine subjects, including the five initial responders at day 90, had shown statistically significant hearing improvements when evaluated during this time period. Of the five subjects that showed a statistically significant response and doubled their WR scores at day 90, four of these returned for evaluation and had scores that remained above their baseline word recognition measures, though were below the threshold for statistical significance. In this trial, FX-322 showed a favorable safety profile and was well tolerated.

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

In December 2021 we announced data from a Phase 1b clinical trial of FX-322 in subjects aged 18-65 with severe SNHL (FX-322-113). The trial enrolled 31 subjects with Severe SNHL, defined as a pure tone average deficit between 71-90 dB. Many subjects with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study were to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, sentences in noise, and pure tone audiometry were utilized in the study. Safety, otologic and audiologic assessments were conducted at days 30 and 90 following administration of FX-322 or placebo. To gain a more comprehensive understanding of the potential impact of FX-322 in this population, we evaluated hearing using multiple tests of speech perception in both quiet and noisy backgrounds, including the Bamford-Kowal-Bench Sentence-in-Noise exam, or BKB-SIN. In this study, BKB-SIN test improvements were observed in four subjects, all of whom exceeded the 95 percent critical difference of 3.1dB SNR, with two subjects showing a 6dB response. A single placebo subject had a 3.6dB change. In the study, subjects did not show substantial changes in speech perception measures in quiet, the safety profile in the study was favorable and there were no treatment-related serious adverse events reported.

In October 2021, we commenced dosing of a Phase 2b clinical trial of FX-322 (FX-322-208) in subjects with SNHL. FX-322-208 is a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in approximately 124 subjects with either noise-induced or sudden SNHL, the same hearing loss severities and etiologies as those subject in which statistically significant improvements in speech perception were observed in prior FX-322 clinical trials. The study’s primary endpoint is speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting with the U.S. Food and Drug Administration, or the FDA, the FDA agreed that speech perception is an acceptable primary efficacy endpoint.

In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345. This program may offer some advantages as we look to expand the opportunity to treat different types of sensory neural hearing loss. Specifically, FX-345 was designed to achieve broader exposure through a large portion of the cochlea to assess if FX-345 could have an even bigger patient impact or help a broader population than FX-322. Additionally, deeper delivery into the cochlea using FX-345 may extend the reach of our approach. Further, FX-345 has greater flexibility and dose selection and formulation, enabling us to evaluate a range of different dose levels. Cochlear pharmacokinetic measures and human modeling data in a preclinical setting show FX-345 achieves greater exposure through a larger portion of the cochlea for longer time. We anticipate filing an IND for FX-345 in the second half of 2022.

We believe our PCA approach can impact a wide range of degenerative diseases. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate nerves in individuals with multiple sclerosis, or MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers. We continue to engage in sponsoring clinical research to validate this initial approach at Cambridge University. In November 2021, we introduced FREQ-162, an internally discovered preclinical stage compound that has been shown to induce substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing Frequency compounds in preclinical safety studies to enable the initiation of clinical trials in 2023.

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

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $84.7 million and $26.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $180.1 million. During the periods presented, we do not have any off balance sheet arrangements as defined under SEC rules.

We expect our operating expenses to increase substantially in connection with the expansion of our product development programs around FX-322, FX-345, FREQ-162 and any future programs. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

Our offices are located in states that have lifted many COVID-19 restrictions. As of the date of the filing of this Annual Report, the majority of our non-laboratory based employees continue to work from home two to three days per week, while our laboratory personnel have largely resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The continuing COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause disruptions in our business or operations, as well as the business and operations of our CMOs, CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

As a consideration for the licensed rights under the Astellas Agreement, Astellas paid us an upfront payment of $80.0 million in July 2019 and has agreed to pay potential development milestones up to $230.0 million. Specifically, we would receive development milestone payments of $65.0 million and $25.0 million upon the first dosing of a subject in Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100.0 million and $40.0 million upon the first dosing of a subject in a Phase 3 clinical for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, we would be eligible for up to $315.0 million in potential commercial milestone payments and tiered royalties at rates ranging from low to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan. Pursuant to our Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, we are required to pay MIT a royalty on sublicense revenues. A royalty of $16.0 million related to the $80.0 million upfront payment received from Astellas was expensed in the quarter ended September 30, 2019 and paid in November 2019. The $80.0 million upfront payment received from Astellas in July 2019 was recorded as deferred revenue and recognized as revenue, using the input method, over the period from execution of the agreement through June 30, 2021, when the Phase 2a clinical trials were completed.

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

In March 2022, we entered into an amendment with MIT, removing a patent and certain patent applications from the MIT License Agreement which were unrelated to our hearing and MS programs and which we were not utilizing.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We met one of our milestone timeline obligations by dosing a first subject in a Phase II trial by December 31, 2020. We are still subject to a milestone timeline obligation to dose a first subject in a Phase III trial by December 31, 2024.

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

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the CALIBR licensed products, which incorporate licensed technology for the treatment of MS. We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations, which may be extended in certain circumstances as described in the CALIBR License. In October 2021, we entered into an amendment with CALIBR which updated the milestone obligations to: (i) initiate a Phase II clinical trial

(or equivalent) for a CALIBR licensed product by December 31, 2023 and (ii) initiate a Phase III clinical trial (or equivalent) for a CALIBR licensed product by December 31, 2025.

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

The Scripps Research Institute

In September 2018, we entered into a Research Funding and Option Agreement, or the Scripps option agreement, with Scripps (CALIBR is a division of Scripps), under which we provided funding to Scripps to pursue certain MS research activities on selected targets. In the same agreement, we were granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property arising from the MS research activities on the selected targets. The Scripps option agreement, including the MS research activities and the exclusive option, terminated on December 31, 2021. The CALIBR License remains active.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In the year ended December 31, 2021, we recognized $14.1 million of the $80.0 million upfront fee as revenue. In the years ended December 31, 2020, we recognized $37.0 million of the $80.0 million upfront fee as revenue.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities. These research and development activities are largely focused on hearing restoration, specifically our lead product candidate FX-322 and new investigational therapeutic program FX-345, and MS, specifically early-stage research related to our novel target FREQ-162. These expenses include the following:

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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct our Phase 2b trial of FX-322 (FX-322-208) and extension trials of FX-322-111 and FX-322-112, continue ongoing activities related to FX-345 and FREQ-162, initiate additional clinical trials, and continue to discover and develop additional product candidates. We have in the past and may in the future need to engage additional third parties and CROs earlier than we might normally do so in response to limitations on these CROs services as a result of the COVID-19 pandemic to advance these activities. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•
the impact of COVID-19 on our Phase 2b clinical trial of FX-322 (FX-322-208) and extension trials of FX-322-111 and FX-322-112.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our business. In addition, we expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the requirements of The Nasdaq Stock Market LLC and the SEC; director and officer insurance costs; and investor and public relations costs.

Interest income

Interest income consists of interest earned on cash equivalents and marketable securities.

Interest expense

Interest expense consists of interest paid on our term loan.

Realized (loss) gain on investments

Realized (loss) gain on investments represents the loss or gain realized on our marketable securities.

Foreign exchange gain (loss)

Foreign exchange gain (loss) represents the gain or loss recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Other expense, net

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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $149.1 million and Massachusetts state operating loss carryforwards of approximately $83.5 million which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22.4 million available to reduce future taxable income through 2037 and approximately $126.7 million which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2041. As of December 31, 2021, we also had federal and Massachusetts research and development tax credit carryforwards of $5.2 million and $2.1 million, respectively, which are available to offset federal and state tax liabilities through 2041 and 2036, respectively. Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions. These ownership changes may limit the number of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have completed several financings and have conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and have determined that an ownership change did occur in March 2017. Accordingly, utilization of $12.4 million of the U.S. net operating loss carryforwards which were incurred prior to March 2017 (pre-ownership change) is limited under Section 382. After the Section 382 limitations, we may utilize approximately $10.8 million of our pre-ownership change net operating loss carryforwards based upon an annual usage of approximately $1.6 million for each of the next five years after the ownership change and approximately $0.2 million for each of the 15 years thereafter. The remaining pre-ownership change net operating losses of approximately $1.6 million were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership. Additionally, we have determined an ownership changed occurred in October of 2019 as a result of the IPO. Accordingly, utilization of approximately $46.1 million of the U.S. net operating loss carryforwards incurred prior to October 2019 is also limited under Section 382. We have determined we will be able to utilize the entire $46.1 million of our pre-ownership change net operating loss carryforwards based upon the limitations calculated from the October 2019 ownership change. These carryforwards may be subject to further annual limitations under Section 382 in the event of future changes in ownership.

Results of operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Revenue	$14,068	$36,984
Operating expenses:
Research and development	60,923	37,415
General and administrative	37,176	27,119
Total operating expenses	98,099	64,534
Loss from operations	(84,031)	(27,550)
Interest income	397	994
Interest expense	(764)	—
Realized (loss) gain on investments	(23)	84
Foreign exchange gain (loss)	16	(4)
Other expense, net	(266)	—
Loss before income taxes	(84,671)	(26,476)
Income taxes	(15)	(35)
Net loss	$(84,686)	$(26,511)

Revenue

Revenue was $14.1 million for the year ended December 31, 2021 compared to $37.0 million for the year ended December 31, 2020. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services and the Phase 2a clinical study for FX-322 were provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Years ended December 31,		Increase
	2021	2020	(Decrease)
			(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$10,334	$9,392	$942
FX-345	5,471	1,867	3,604
Multiple Sclerosis/FREQ-162	6,627	4,534	2,093
Platform development, early-stage research and unallocated expenses:
Employee-related	25,557	17,140	8,417
Laboratory supplies	716	228	488
Outsourced research and development	2,305	597	1,708
Facility-related	6,898	1,392	5,506
Depreciation and amortization	1,599	759	840
Other research and development	1,416	1,506	(90)
Platform development, early-stage research and unallocated expenses total	38,491	21,622	16,869
Total research and development expenses	$60,923	$37,415	$23,508

The $10.3 million of costs related to FX-322 incurred for the year ended December 31, 2021 consisted primarily of $8.4 million of clinical costs associated with ongoing trials, including FX-322-208 which is new in 2021, and $1.9 million of drug development and manufacturing costs. The $9.4 million of costs related to FX-322 incurred for the year ended December 31, 2020 consisted primarily of $6.7 million of clinical costs associated with the Phase 2a and other related clinical trials of FX-322 and $2.7 million related to drug development and manufacturing. The overall increase from the year ended December 31, 2020 is due primarily to the clinical trial activity in the year ended December 31, 2021.

The $5.5 million of costs related to FX-345 incurred for the year ended December 31, 2021 consisted of drug development and manufacturing costs, including $3.1 million related to preclinical safety. The $1.9 million of costs related to FX-345 for the year ended December 31, 2020 consisted primarily of $1.5 million of in vitro and in vivo testing. The overall increase from the year ended December 31, 2020 is due primarily to our efforts to advance our new SNHL investigational therapeutic program, FX-345.

The $6.6 million of costs related to MS incurred for the year ended December 31, 2021 consisted of drug development and manufacturing, including $3.0 million in preclinical safety, $1.6 million in outsourced chemistry, and $0.9 million in in vitro and in vivo testing. Similarly, the $4.5 million of costs related to MS incurred for the year ended December 31, 2020 consisted of drug development and manufacturing, including $1.2 million in both preclinical safety and in vitro and in vivo testing. The overall increase from the year ended December 31, 2020 is due primarily to our focus on the advancement of our novel target, FREQ-162.

The $38.5 million of platform development, early-stage research and unallocated expenses incurred for the year ended December 31, 2021 consisted primarily of $25.6 million of employee-related costs, including $9.6 million of stock-based compensation expense, $6.9 million in facility-related costs, and $2.3 million of outsourced research and development expense. This increase of $15.0 million from the year ended December 31, 2020 is primarily attributable to an increase of $8.4 million in employee-related expenses associated with increased headcount to support pre-clinical and clinical development across hearing and MS programs, a $4.3 million increase in rent, including utilities and maintenance, or CAM, charges related to our new office space, and a $0.8 million increase in depreciation related to equipment purchases for our new office space.

General and administrative expenses

The $37.2 million of general and administrative expenses for the year ended December 31, 2021 consisted primarily of $21.1 million of employee-related costs, including $12.1 million in stock-based compensation expense, $7.6 million of professional services expense, $1.7 million in rent, including utilities and CAM charges, and $1.2 million in depreciation expense. General and administrative expenses increased $10.1 million from December 31, 2020 due to an increase of $8.2 million in employee-related costs as we increase our general and administrative headcount to manage our growth and the impact of being a public company, and increases of $1.0 million and $0.8 million in rent, including utilities and CAM charges, and depreciation expense, respectively.

Interest income

Interest income was $0.4 million for the year ended December 31, 2021 compared to $1.0 million for the year ended December 31, 2020, due to changes in interest rates from the previous year.

Interest expense

Interest expense was $0.8 million for the year ended December 31, 2021. There was no interest expense for the year ended December 31, 2020. This increase is due to interest expense on our term loan which commenced in December 2020.

Realized (loss) gain on investments

Realized loss on investments was $23 thousand for the year ended December 31, 2021 compared to a gain of $84 thousand for the year ended December 31, 2020 due to changes in the composition of investments year over year.

Foreign exchange gain (loss)

Foreign exchange gain was $16 thousand for the year ended December 31, 2021 compared to a loss of $4 thousand for the year ended December 31, 2020. The increase of $20 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other expense, net

Other expense, net was $0.3 million for the year ended December 31, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the year ended December 31, 2020.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $15 thousand for the year ended December 31, 2021.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as we continue to operate as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, the upfront payment under the Astellas Agreement, and our term loan. To date, we have raised approximately $378.2 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $142.4 million as of December 31, 2021. As of December 31, 2021, we had $0.8 million of current debt and $14.2 million of non-current debt related to the Term Loan.

In December 2020, we entered into a Loan and Security Agreement with a commercial bank for a Term Loan with a principal balance of $15 million. We will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continue through May 1, 2024. Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%.

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having aggregate gross sales proceeds of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer acts as sales agent, or the ATM program. As of December 31, 2021, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(76,059)	$(45,188)
Net cash (used in) provided by investing activities	(66,126)	10,402
Net cash provided by financing activities	1,358	56,688
Net (decrease) increase in cash and cash equivalents	$(140,827)	$21,902

Cash flows for the year ended December 31, 2021

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $76.1 million, consisting of a net loss of $84.7 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $26.0 million for depreciation, stock-based compensation expense, non-cash lease expense, non-cash interest expense and loss on disposal of assets. Net cash used in operating activities was also impacted by a net $17.3 million decrease in operating assets and liabilities, including a decrease of $14.1 million in deferred revenues from the upfront payment under the Astellas Agreement, a $2.3 million decrease in accounts payable, a decrease in accrued expenses of $0.8 million, and a $0.2 million increase in prepaid expenses and other assets.

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $66.1 million, which was attributable to $92.4 million of purchases of marketable securities and $2.9 million of purchases of property and equipment, partially offset by $29.2 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $1.4 million, primarily attributable to $1.3 million in proceeds from the exercise of stock options and $60 thousand in proceeds from the Employee Stock Purchase Plan.

Cash flows for the year ended December 31, 2020

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 was $45.2 million, consisting of a net loss of $26.5 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $11.6 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $30.2 million decrease in operating assets and liabilities, including a decrease of $37.0 million in deferred revenues from the upfront payment under the Astellas Agreement, and increases in accounts payable, accrued expenses and prepaid expense and other current assets of $4.3 million, $3.1 million, and $0.6 million, respectively.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2020 was $10.4 million, which was attributable to $43.4 million of redemptions of available for sale securities, partially offset by $26.3 million of available for sale securities and $6.7 million of purchases of property and equipment, $2.6 million of which is related to the buildout of our new Lexington office.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $56.7 million, primarily attributable to $40.1 million in net proceeds from the July 2020 Private Placement, $15.0 million in proceeds from the Term Loan, and $1.5 million in proceeds from the exercise of stock options.

Funding requirements

Our operating expenses increased substantially in the years ended December 31, 2021 and 2020 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates, including FX-345 and FREQ-162, conduct preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to incur additional general and administrative costs to build the infrastructure necessary to manage the growth of our research and development efforts and requirements of operating as a public company.

Specifically, our costs and expenses will increase as we:

•
advance the clinical development of FX-322;
•
pursue the preclinical and clinical development of other product candidates using our PCA platform, including FX-345 and FREQ-162;
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

We believe that our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs, and results of our clinical development and clinical trials for FX-322;
•
the progress, costs, and results of our additional research and preclinical development programs, including FX-345 and FREQ-162;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•
business and operations interruptions resulting from the COVID-19 global pandemic;
•
the costs and timing of internal process development, manufacturing activities, and clinical trial management associated with FX-322 and other product candidates, including FX-345 and FREQ-162, we advance through preclinical and clinical development;
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

Contractual obligations and commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2021:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-6 years	More than 6 years
Operating lease obligations (1)	$44,471	$4,161	$13,241	$14,469	$12,600

(1)
Represents future minimum lease payments under our operating leases for office and laboratory space at our Lexington, Massachusetts and Farmington, Connecticut facilities (see Note 14 of notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on these lease agreements).

We have not included future milestone payments under our collaboration and license agreements in the table above since the payment obligations under these agreements are contingent upon future events, such as the achievement of specified product development milestones or generating product sales, and we are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We are also required to spend certain minimum amounts on research and development of licensed products or processes under the MIT License, which are not included in the table above. See “—License and collaboration agreements” for more information regarding our payment obligations under these agreements.

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

Amounts received from a customer prior to revenue recognition are recorded as deferred revenue. Amounts received from a customer that are expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current liability in the consolidated balance sheets.

Our only revenue recognized since inception is related to the Astellas Agreement. At commencement of the Astellas Agreement, we estimated the performance obligation, the completion of the Phase 2a clinical trial of (FX-322-202), would be satisfied by June 30, 2021. As such, we recognized revenue over time as we satisfied this performance obligation.

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

Since the adoption of ASC 842 in 2020, we have entered into one new lease resulting in right of use assets and lease liabilities balances of $31.4 million and $30.6 million, respectively, at December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities, which are denominated in U.S. dollars. We had cash, cash equivalents and marketable securities of $142.4 million, or 77% of our total assets, at December 31, 2021. Interest income earned on these assets was $0.4 million for the year ended December 31, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such interest-earning instruments carry a degree of interest rate risk however, if a change by 10% in interest rates were to have immediately occurred on December 31, 2021, such change would not have had a material impact on our financial position or results of operations. We had $0.8 million of current debt and $14.2 million non-current debt outstanding as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-30 of this Annual Report on Form 10-K for the year ended December 31, 2021. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control –Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the Consolidated Financial Statements or the Notes thereto set forth below beginning on page F-1.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/25/20

4.1	Form of Specimen Common Stock Certificate	S-1/A	333-233652	4.1	9/23/19

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

4.3	Description of Frequency Therapeutics, Inc. Securities	10-K	001-39062	4.3	3/26/20

10.1#	2014 Stock Incentive Plan, as amended and form of option agreements thereunder	S-1	333-233652	10.1	9/6/19

10.2#	2019 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-233652	10.2	9/23/19

10.3#	Non-Employee Director Compensation Program	S-1/A	333-233652	10.3	9/23/19

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-233652	10.5	9/23/19

10.6	Second Amended and Restated Executive Employment Agreement, dated as of September 20, 2019, between David L. Lucchino and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.7	9/23/19

10.7†	Exclusive Patent License Agreement, dated as of December 13, 2016, as amended, between Massachusetts Institute of Technology and Frequency Therapeutics, Inc.					*

10.8†	Non-Exclusive Patent License Agreement, dated as of February 7, 2019, between Massachusetts Eye and Ear Infirmary and Frequency Therapeutics, Inc.	S-1	333-233652	10.11	9/6/19

10.9†	License and Collaboration Agreement, dated as of July 16, 2019, between Astellas Pharma, Inc. and Frequency Therapeutics, Inc.	S-1	333-233652	10.12	9/6/19

10.10#	2019 Employee Stock Purchase Plan	S-1/A	333-233652	10.13	9/23/19

10.11	Indenture of Lease, effective as of January 7, 2020 between HCP/KING 75 Hayden LLC and Frequency Therapeutics, Inc.	10-K	001-39062	10.13	3/26/20

10.12	Securities Purchase Agreement, dated July 17, 2020, by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.1	7/21/20

10.13	Registration Rights Agreement, dated July 17, 2020, by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.2	7/21/20

10.14#	Employment Agreement, effective December 1, 2020, by and between Frequency Therapeutics, Inc. and Peter P. Pfreundschuh.	8-K	001-39062	10.1	12/1/20

10.15	Loan and Security Agreement, dated December 11, 2020, by and between Frequency Therapeutics, Inc. and Silicon Valley Bank.	8-K	001-39062	10.1	12/15/20

10.16#	Employment Agreement, effective February 3, 2020, by and between Frequency Therapeutics, Inc. and Wendy S. Arnold.	10-K	001-39062	10.16	3/26/21

21.1	Subsidiaries of Frequency Therapeutics, Inc.					*

23.1	Consent of RSM US, LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document	***

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	The cover page for the Company's Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith

** Furnished herewith

*** Submitted electronically herewith

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10‑K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: March 15, 2022	By:	/s/ David L. Lucchino
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

Name	Title	Date

/s/ David L. Lucchino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
David L. Lucchino

/s/ Peter P. Pfreundschuh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Peter P. Pfreundschuh

	Chairman and Director	March 15, 2022
Marc A. Cohen

/s/ Cynthia L. Feldmann	Director	March 15, 2022
Cynthia L. Feldmann

/s/ Timothy J. Barberich	Director	March 15, 2022
Timothy J. Barberich

/s/ Michael Huang	Director	March 15, 2022
Michael Huang

/s/ Robert S. Langer	Director	March 15, 2022
Robert S. Langer, Sc.D.

/s/ Joel S. Marcus	Director	March 15, 2022
Joel S. Marcus

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Frequency Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Boston, Massachusetts

March 15, 2022

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$79,635	$220,341
Short-term marketable securities	51,072	—
Prepaid expenses and other current assets	4,041	4,723
Total current assets	134,748	225,064
Long-term marketable securities	11,719	—
Property and equipment, net	5,522	7,287
Right of use assets	31,350	30,551
Restricted cash	1,699	1,820
Long-term assets	320	—
Total assets	$185,358	$264,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,748	$5,506
Accrued expenses	6,101	6,663
Deferred revenue	—	14,068
Lease liabilities	1,747	397
Term loan, current portion	833	—
Total current liabilities	11,429	26,634
Lease liabilities, net of current portion	28,851	30,597
Term loan, net of current portion	14,167	15,000
Long-term liabilities	87	—
Total liabilities	54,534	72,231
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,611,213 and 33,964,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	35	34
Additional paid-in capital	310,936	287,829
Accumulated other comprehensive (loss) income	(62)	27
Accumulated deficit	(180,085)	(95,399)
Total stockholders’ equity	130,824	192,491
Total liabilities and stockholders’ equity	$185,358	$264,722

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$14,068	$36,984
Operating expenses:
Research and development	60,923	37,415
General and administrative	37,176	27,119
Total operating expenses	98,099	64,534
Loss from operations	(84,031)	(27,550)
Interest income	397	994
Interest expense	(764)	—
Realized (loss) gain on investments	(23)	84
Foreign exchange gain (loss)	16	(4)
Other expense, net	(266)	—
Loss before income taxes	(84,671)	(26,476)
Income taxes	(15)	(35)
Net loss	$(84,686)	$(26,511)
Net loss per share-basic and diluted	$(2.47)	$(0.82)
Weighted-average shares of common stock outstanding-basic and diluted	34,351,274	32,253,227

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Net loss	$(84,686)	$(26,511)
Other comprehensive loss:
Unrealized loss on marketable securities	(89)	(27)
Total comprehensive loss	(89)	(27)
Comprehensive loss	$(84,775)	$(26,538)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statement of Stockholder’s Equity

(in thousands, except share and per share amounts)

	Common shares issued	Common par value	Additi- onal paid-in capital	Accumulated other comprehensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity
Balance, December 31, 2019	30,844,507	$31	$236,161	$54	$(68,888)	$167,358
Stock-based compensation expense	—	—	9,983	—	—	9,983
Issuance of common stock upon exercise of stock options	769,385	1	1,544	—	—	1,545
Issuance of common stock in Private Placement, net	2,350,108	2	40,141	—	—	40,143
Other comprehensive loss	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(26,511)	(26,511)
Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	—	—	21,750	—	—	21,750
Purchase under Employee Stock Purchase Plan	7,064	—	60	—	—	60
Issuance of common stock upon exercise of stock options	642,314	1	1,297	—	—	1,298
Forfeiture of restricted stock	(2,165)	—	—	—	—	-
Other comprehensive loss	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(84,686)	(84,686)
Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824

See accompanying notes

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,686)	$(26,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,750	9,983
Depreciation expense	2,775	1,146
Non-cash lease expense	1,066	434
Non-cash interest expense	347	—
Loss on disposal of assets	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(173)	(626)
Accounts payable	(2,292)	4,287
Deferred revenue	(14,068)	(36,984)
Accrued expenses	(794)	3,083
Net cash used in operating activities	(76,059)	(45,188)
Cash flows from investing activities:
Purchases of property and equipment	(2,914)	(6,671)
Purchase of marketable securities	(92,445)	(26,345)
Redemption of marketable securities	29,233	43,418
Net cash (used in) provided by investing activities	(66,126)	10,402
Cash flows from financing activities:
Proceeds from issuance of common stock	1,298	1,545
Proceeds from Employee Stock Purchase Plan	60	—
Proceeds from Private Placement, net of issuance costs	—	40,143
Proceeds from Term Loan	—	15,000
Net cash provided by financing activities	1,358	56,688
Net (decrease) increase in cash, cash equivalents, and restricted cash	(140,827)	21,902
Cash, cash equivalents, and restricted cash at beginning of period	222,161	200,259
Cash, cash equivalents, and restricted cash at end of period	$81,334	$222,161
Supplemental disclosures:
Cash paid for interest	$703	$—
Right-of-use assets in exchange for lease liabilities	$—	$31,335
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$2,145

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, Frequency Therapeutics Securities Corporation and Frequency Therapeutics Japan KK (Frequency Japan) (the Company), headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. Frequency Japan was closed down in February 2021. The Company is a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function.

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from the sale of its capital stock, convertible notes and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of December 31, 2021, the Company had an accumulated deficit of $180,085. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the financial statements were available to be issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation, Frequency Therapeutics PTY, LTD and Frequency Japan through the date of its dissolution. All intercompany transactions and balances have been eliminated.

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

Comprehensive loss

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the years ended December 31, 2021 and 2020 consist of unrealized loss on marketable securities.

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

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the years ended December 31, 2021 and 2020 the Company recorded $16 of foreign currency exchange gains and $4 of foreign currency exchange losses, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at December 31, 2021 and 2020 consists entirely of cash and money market funds.

Restricted cash

The Company has $1,700 of restricted cash as of December 31, 2021 which represents a security deposit on the Company's Lexington, Massachusetts facility. The $1,800 of restricted cash at December 31, 2020 represented the security deposit on the Lexington, Massachusetts facility as well as a $100 security deposit on the Company's previous Woburn, Massachusetts facility.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of other expense. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

Concentration of credit risk and off-balance sheet risk

Financial instrument that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash, cash equivalents, and restricted cash at several accredited financial institutions, in amounts that exceed federally insured limits. Marketable securities consist of short term and long term investments. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which its money market accounts are maintained.

The Company has no significant off-balance sheet arrangements such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s Term Loan is not materially different from the carrying value as presented.

Property and equipment, net

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2021 and 2020.

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (“Astellas”), as further described in Note 13 of notes to consolidated financial statements.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2021 and 2020, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 11).

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2021 and 2020 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses are not allocated to such participating securities. In periods where the Company reported a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(84,686)	$(26,511)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	34,351,274	32,253,227
Net loss per share-basic and diluted	$(2.47)	$(0.82)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Year Ended December 31,
	2021	2020
Unvested restricted common stock	—	3,093
Unvested restricted stock units	626,300	—
Outstanding stock options	6,830,037	6,816,798
Total	7,456,337	6,819,891

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard addresses the accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard on January 1, 2021, using a prospective approach. The adoption of this new standard did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The Company adopted this standard on January 1, 2021 and it did not have a material impact on the consolidated financial statements.

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

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2021 and 2020 are summarized as follows:

		December 31, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	(Loss)	Value
Money market funds	Level 1	48,160	—	48,160
Short-term marketable securities	Level 2	51,116	(44)	51,072
Long-term marketable securities	Level 2	11,764	(45)	11,719
		$111,040	$(89)	$110,951

		December 31, 2020
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	$214,522	$27	$214,549
		$214,522	$27	$214,549

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2021	2020
Rent and deposits	470	—
Research and development expenses	858	1,729
Accounts receivable	144	340
Insurance	2,384	2,552
Other	185	102
Total	$4,041	$4,723

5. Property and equipment

Property and equipment include the following:

	December 31,	December 31,
	2021	2020
Lab equipment	$6,177	$4,166
Furniture and office equipment	3,238	283
Software	291	291
Leasehold improvements	-	1,419
Construction in progress	-	4,340
Total	9,706	10,499
Accumulated depreciation	(4,184)	(3,212)
Property and equipment, net	$5,522	$7,287

The Company recognized $2,775 and $1,146 of depreciation expense for the years ended December 31, 2021 and 2020, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Payroll and employee related expenses	$4,375	$5,062
Professional fees	767	647
Third-party research and development expenses	840	874
Other	119	80
Total	$6,101	$6,663

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a commercial bank for a Term Loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continue through May 1, 2024 (the “Loan Maturity Date”). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at December 31, 2021 was 4.75%. Interest related to the Loan Agreement was $764 for the year ended December 31, 2021 and immaterial for the year ended December 31, 2020.

The Company may prepay the advance made under the Loan Agreement in whole, at any time subject to a prepayment premium equal to: (a) 2.0% of the then-outstanding principal amount of the advance, if such prepayment occurs on or prior to the first anniversary of the Closing Date; (b) 1.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date; and (c) 0.0% of the then-outstanding principal amount of the advance, if such prepayment occurs after the second anniversary of the Closing Date. The prepayment premium is waived if the Term Loan is refinanced by the bank (in its sole and absolute discretion) on or prior to the Loan Maturity Date.

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

8. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of December 31, 2021.

Common stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which 34,611,213 were issued and outstanding as of December 31, 2021. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Stock options outstanding	6,830,037	6,816,798
Shares available for future grant under stock option plan	1,552,630	1,475,923
	8,382,667	8,292,721

Equity Offerings

In July 2020, the Company completed a private placement of common stock to new and existing investors, or the Private Placement. In the Private Placement, the Company issued and sold 2,350,108 shares of common stock at a purchase price of $18.00 per share. The Company received approximately $40,100 in net proceeds, after deducting placement agent fees and other offering expenses. In connection with the Private Placement, the Company entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the investors purchasing shares in the Private Placement. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission, or the SEC, which was declared effective on September 3, 2020, registering the resale of the shares sold in the Private Placement.

On December 10, 2021, the Company entered into an Equity Distribution Agreement (the "Sales Agreement") with Oppenheimer & Co. Inc. (the "Sales Agent") to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights.

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at December 31, 2021.

9. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of December 31, 2021, there were no shares of common stock available for future grants under the 2014 Plan.

On September 17, 2019, the Company’s board of directors and on September 19, 2019, its stockholders approved and adopted the 2019 Incentive Award Plan (“the “2019 Plan”). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock and cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 3,100,000 shares of common stock were approved to be initially reserved for issuance under the 2019 plan. The number of shares under the 2014 Plan subject to outstanding awards as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by the amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31, of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

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

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2019	5,968,672	$5.21	9.08	$73,561
Granted	1,645,859	24.22	9.30	—
Exercised	(769,385)	1.99	—	$16,667
Forfeited	(28,348)	16.38	—	—
Outstanding as of December 31, 2020	6,816,798	$10.11	8.45	$171,415
Granted	1,357,426	32.76	8.07	—
Exercised	(642,314)	2.02	—	$11,652
Forfeited	(701,873)	16.48	—	—
Outstanding as of December 31, 2021	6,830,037	$14.72	7.76	$6,987
Options exercisable as of December 31, 2021	3,993,231	$9.77	7.34	$6,275
Options unvested as of December 31, 2021	2,836,806	$21.70	8.36	$712

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	December 31,	December 31,
	2021	2020
Risk-free interest rate	0.5%	1.1%
Expected term (in years)	6.0	6.0
Expected volatility	79.8%	79.1%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2021 and 2020 was $22.39 and $16.41 respectively.

The total grant date fair value of options vested during the years ended December 31, 2021 and 2020 was $16,304 and $7,907, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

A summary of the status of restricted common stock as of December 31, 2021 and 2020 is presented below:

	Number of shares	Weighted average fair value
Unvested, December 31, 2020	3,093	$1.75
Awarded	—	—
Vested	(928)	1.75
Forfeited	(2,165)	1.75
Unvested, December 31, 2021	—	$-

The total value of restricted stock awards that vested during the years ended December 31, 2021 and 2020, based on estimated fair values of the stock underlying the restricted stock awards was $2 and $20, respectively.

Restricted stock units

In April 2021, the Company issued restricted stock units to employees which will vest in equal installments in the first quarter of 2022 and the third quarter of 2022.

A summary of the status of restricted stock units as of December 31, 2021 and 2020 is presented below:

	Number of shares	Weighted average fair value

Unvested, December 31, 2020	—	$-
Awarded	800,000	9.54
Vested	—	—
Forfeited	(173,700)	9.54
Unvested, December 31, 2021	626,300	$9.54

Stock-based compensation

Stock-based compensation expense of $21,750 and $9,983 for the years ended December 31, 2021 and 2020 respectively, is included in research and development and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, total unrecognized stock-based compensation expense relating to unvested stock options, restricted stock awards, and restricted stock units was $39,112 and $31,006, respectively. This amount is expected to be recognized over a weighted-average period of 2.49 years and 3.08 years, respectively.

10. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”) which became effective on the date of the Company’s initial public offering of shares of its common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. The Company’s first offering period of 2021 concluded on June 30, 2021 with the purchase of 7,064 shares in July 2021 related to this offering period. As of December 31, 2021, a total of 956,021 shares remain for future offering periods. The Company's second offering period of 2021 concluded on December 31, 2021 with the purchase of 31,832 shares in January 2022 related to this offering.

11. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $149,071 and Massachusetts state operating loss carryforwards of approximately $83,467 which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22,399 available to reduce future taxable income through 2037 and approximately $126,672 which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2041. As of December 31, 2021, the Company also had federal and Massachusetts research and development tax credit carryforwards of $5,241 and $2,071, respectively, which are available to offset federal and state tax liabilities through 2041 and 2036, respectively.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of approximately $50,931 and $26,995 as of December 31, 2021 and 2020 has been established.

The Company has no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment were required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statements of operations if an adjustment were required. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2021 and 2020.

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

A reconciliation of the Company’s pre-tax income for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Domestic	$(84,624)	$(25,744)
Foreign	(47)	(732)
Total	$(84,671)	$(26,476)

The Company’s provision at December 31, 2021 and 2020 consist of the following:

	2021	2020
Current:
Federal	$-	$35
State	15	-
Foreign	-	-
Total current	$15	$35
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	$-	$-
Total provision (benefit)	$15	$35

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
U.S federal statutory income tax rate	21.0%	21.0%
Permanent differences	—	(0.2)
State income taxes, net of federal benefit	2.7	3.0
Research and development tax credits	3.6	11.2
Stock compensation deductions	1.6	5.1
Other items	(0.7)	0.6
Change in deferred tax asset valuation allowance	(28.2)	(40.7)
Effective income tax rate	—%	—%

The Company’s deferred tax assets at December 31, 2021 and 2020 consist of the following:

	2021	2020
Net operating loss carryforwards	$36,590	$17,885
Research and development tax credits	7,026	3,992
Intangibles	392	360
Stock compensation	6,554	850
Accrued expenses	107	-
Deferred revenue	-	3,606
Other	176	142
Fixed assets	265	56
Lease liability	7,269	7,285
Right of use asset	(7,448)	(7,181)
Total deferred tax asset	50,931	26,995
Valuation allowance	(50,931)	(26,995)
Net deferred tax assets	$—	$—

12. Research and license agreements

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

The MIT License Agreement will remain in effect until the expiration or abandonment of all issued patents and filed patent applications licensed thereunder remain in effect, unless terminated earlier. The Company has the right to terminate for any reason upon a 3-month prior written notice. MIT shall have the right to terminate if the Company ceases to carry on any business related to the MIT License Agreement. MIT may terminate the MIT License Agreement for the Company’s material breach uncured within ninety (90) days (or thirty (30) days in the case of nonpayment). MIT may also terminate the MIT License Agreement if the Company or our affiliates commence any action against MIT to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or non-infringed (a patent challenge), or if our sublicensee commences such actions and the Company does not terminate such sublicense within thirty (30) days after MIT’s demand. MIT has the right to increase all payments due, instead of terminating the MIT License Agreement in the case of a patent challenge.

In May 2019, the Company entered into an amendment with MIT, updating the diligence milestones for a second Licensed Product.

In March 2022, the Company entered into an amendment with MIT, removing a patent and certain patent applications from the MIT License Agreement which were unrelated to the Company’s hearing and MS programs and which were not being utilized by the Company.

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer has received $6 and $1,980 from MIT under the MIT Policy during the years ended December 31, 2021 and 2020, respectively. Refer to Note 17 for all related party disclosures.

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

The Company is required to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR Licensed Product. The Company is also subject to certain milestone timeline obligations, which may be extended in certain circumstances as set forth in the CALIBR License Agreement. In October 2021, the Company entered into an amendment with CALIBR which updated the milestone obligations to: (i) initiate a Phase II clinical trial (or equivalent) for a CALIBR Licensed Product by December 31, 2023 and (ii) initiate a Phase III clinical trial (or equivalent) for a CALIBR Licensed Product by December 31, 2025. EW do not have the right to control prosecution of the in-licensed patent applications , and our rights to enforce the in-licensed patents are subject to certain limitations.

Upon entering into the CALIBR License Agreement, the Company made a $1,000 license fee payment and are required to make milestone payments up to $26,000 for each Category of CALIBR Licensed Products (Category 1 is any CALIBR Licensed Products containing a compound that modulates any muscarinic receptor and Category 2 is any CALIBR Licensed Products not included in Category 1 that could differentiate oligodendrocyte precursor cells from in vitro studies and/or are active in animal models relevant to MS. The Company is also required to pay a middle single-digit royalty on CALIBR Licensed Products and a royalty on sublicense revenues ranging from low-teen percentage to 50%.

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

The Scripps Research Institute

In September 2018, the Company entered into a Research Funding and Option Agreement, or the Scripps option agreement, with Scripps (CALIBR is a division of Scripps), under which the Company provided funding to Scripps to pursue certain MS research activities on selected targets. In the same agreement, the Company was granted an exclusive option to acquire an exclusive, sublicensable, worldwide license under certain intellectual property arising from the MS research activities on the selected targets. The Scripps option agreement, including the MS research activities and the exclusive option, terminated on December 31, 2021. The CALIBR License remains active.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, the Company entered into an Non-Exclusive Patent License Agreement (MEE License Agreement) with the Massachusetts Eye and Ear (MEE) under which it received a non-exclusive, non-sublicensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products and to develop and perform processes which incorporate the licensed technology for the treatment or prevention of hearing loss (MEE licensed products).

The Company is obligated to use diligent efforts to develop and commercialize the MEE licensed products. The Company met one of its milestone timeline obligations by dosing a first subject in a Phase II trial by December 31, 2020. The Company is still subject to a milestone timeline obligation to dose a first subject in a Phase III trial by December 31, 2024. The Company does not control the filing, prosecution, enforcement, and defense of any licensed patent rights.

Upon entering the MEE License, the Company made a $20 license fee payment. The Company is obligated to pay certain annual license maintenance fees between $5 and $7.5 per each MEE patent family case number included in the licensed MEE patent rights prior to first commercial sale of an MEE licensed product. The Company is also obligated to pay a minimum annual royalty payment of $15 per each MEE patent family case number included in the licensed MEE patent rights after first commercial sale of an MEE licensed product. The Company is also obligated to make milestone payments up to $350 on each product or process that incorporates the licensed patent rights. In addition, the Company has agreed to pay a low single-digit royalty on products and processes that incorporate the licensed patent rights.

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

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement ( the “Cambridge License”) with Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge) (“Cambridge”) under which we received an exclusive worldwide royalty-bearing license to certain patent rights to make, have made, sell, offer to sell and import products, or the (the “Cambridge License Product”) which incorporate licensed technology for the treatment of demyelinating diseases. We also have the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as for the inventors and the funder) to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

The Company has agreed to use diligent and good faith efforts to develop and commercially exploit at least one Cambridge Licensed Product. Upon entering into the Cambridge License, the Company made a $50 license fee payment. The Company is obligated to pay an annual license fee of $50. The Company is also obligated to make milestone payments up to $10,500 on each Cambridge License Product. In addition, the Company has agreed to pay a low single-digit royalty on products that incorporate the licensed patent rights, subject to offset in certain circumstances.

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

Department of Defense

In June 2018, the Company received a grant (the Grant) from the Department of Defense (DoD) under which the Company is receiving funding to further the Company’s research and development of a therapeutic drug to treat hearing loss. The Company received funding of $1,596 over two years from the date of the Grant. The Company has determined that the DoD is not considered a customer under ASC 606, therefore funding received from the DoD under the Grant is recorded as a reduction of research and development expenses. The Company has recorded $323 as a reduction in research and development expenses for the year ended December 31, 2020. No funding was received in 2021.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80,000 in July 2019 and has agreed to pay potential development milestone payments up to $230,000 and commercialization milestones of up to $315,000. Specifically, the Company would receive development milestone payments of $65,000 and $25,000 upon the first dosing of a subject in a Phase 2b clinical trial for SNHL in Europe and Asia, respectively and $100,000 and $40,000 upon the first dosing of a subject in a Phase 3 clinical trial for SNHL in Europe and Asia, respectively. If the Astellas Licensed Products are successfully commercialized, the Company would be eligible for up to $315,000 in potential commercial milestone payments and also tiered royalties at rates ranging from low- to mid-teen percentages. The parties shall share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

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

Revenue associated with this single performance obligation was recognized as the research and development work was performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurred over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Company determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and continued until the completion of the Phase 2a clinical trial of FX-322 (FX-322-202). The transaction price of $80,000 was allocated to the single combined performance obligation and recognized over such period. The completion date of the Phase 2a clinical trial (FX-322-202) and the total research and development costs incurred in performing the trial was June 30, 2021. As such, the Company recognized the $80,000 upfront fee as revenue over the period from July 2019 until June 30, 2021, the completion date of the Phase 2a clinical trial (FX-322-202), using the input method.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the year ended December 31, 2021 and 2020, the Company invoiced Astellas $885 and $1,046 for joint costs.

14. Leases

In 2016, the Company entered into a five-year operating lease for the Company’s primary office and laboratory space in Woburn, Massachusetts. In November 2019, this lease was amended to add additional laboratory and office space as well as extend the termination date for all spaces to February 2025. The lease and amendment do not contain any material residual value guarantees or material restrictive covenants.

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

As consideration for the Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease, the Company has agreed to pay to Landlord a fee of approximately $200.

On January 7, 2020 the Company entered into an indenture of lease (the “Lexington Lease”) with HCP/KING 75 Hayden LLC, for the lease of approximately 61,307 square feet of rentable area in Lexington, Massachusetts or (the “Lexington Premises”). The Lexington Lease commenced on December 11, 2020. In the second quarter of 2021, the Company began using the Lexington Premises as its principal executive offices and laboratory for research and development. The term of the Lexington Lease is expected to end on May 31, 2031. The Company also has the option to extend the Initial Term for two additional terms of five years each.

The Company continues to lease a small office space in Connecticut.

The Company's rent expense for the years ended December 31, 2021 and 2020 was $4,960 and $835, respectively.

Other information	December 31, 2021
Weighted-average remaining operating lease term	9.4 years
Weighted-average discount rate	8.5%

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2021.

2022	4,159
2023	4,284
2024	4,412
2025	4,545
2026	4,681
Thereafter	22,389
Total minimum lease payments	44,470
Less: amount of lease payments representing interest	(13,872)
Present value of future lease payments	30,598
Less: current lease liabilities	(1,747)
Noncurrent lease liabilities	$28,851

Future aggregate minimum payments under the noncancelable operating leases and short term leases, including the Lexington, MA lease and Connecticut lease, which is not subject to ASC 842, as of December 31, 2021 are as follows:

2022	$4,161
2023	4,284
2024	4,412
2025	4,545
2026	4,681
2027 and beyond	22,388
Total minimum lease payments	$44,471

15. Commitments and contingencies

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable lease. The $1,700 security deposit for this lease is classified as restricted cash as of December 31, 2021. The Company exited the Woburn, Massachusetts facility in the second quarter of 2021. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between November 16, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. These matters are at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company is vigorously defending against all claims asserted in both lawsuits. The Company has not yet filed a responsive pleading. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2021.

On June 24, 2021, two purported stockholders of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) the Company, (ii) the Company’s Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit asserts causes of action against the Company of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint, which remains pending. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2021.

16. Employee benefit plan

Employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (the “401(k) Plan”). Participants may contribute up to 90% of their annual compensation to the 401(k) Plan, subject to statutory limitations. Under the 401(k) Plan Safe Harbor Match, the Company matches 100% of the first 5% of employee contributions and vests 100% at time of match. For the years ended December 31, 2021 and 2020, the Company made matching contributions of $723 and $400, respectively.

17. Related party transactions

As disclosed in Note 12, the Company entered into the MIT License Agreement in December 2016. The patents in-licensed by the Company from MIT pursuant to the MIT License Agreement claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Accordingly, Dr. Langer has received $6 and $1,980 from MIT under the MIT Policy during the years ended December 31, 2021 and 2020, respectively.

The Company's lease for its Woburn, Massachusetts facility, terminated in May 2021 as disclosed in Note 14, was with an entity affiliated with one of the Company's directors and shareholders.