Form 10-Q
period 2022-03-31
Frequency Therapeutics, Inc.
filed 2022-05-04
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, the registrant had 34,976,409 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact and any future impact of the novel coronavirus, or COVID-19, on our ongoing and planned clinical trials, our research and development activities and our business and financial markets;
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
•
the implementation of our strategic plans for our business, product candidates, and technology, including our recent reduction in force and changes to senior management;
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

•
Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe sensorineural hearing loss did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;

•
We may be impacted by general economic, political, and geopolitical conditions such as recessions, interest rates, fuel prices, sanctions, and acts of war or terrorism, including the recent hostilities between Russia and Ukraine. For example, the recent sanctions imposed by the United States on Russia may impede our ability to pay fees related to Russian patents making the future of such patents uncertain;

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

•
We are currently subject to securities class action litigation and could be subject to similar or other litigation in the future; and

•
Our recent organizational changes undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not be successful.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$49,830	$79,635
Short-term marketable securities	67,531	51,072
Prepaid expenses and other current assets	2,577	4,041
Total current assets	119,938	134,748
Long-term marketable securities	7,410	11,719
Property and equipment, net	4,808	5,522
Right of use assets	30,757	31,350
Restricted cash	1,699	1,699
Long-term assets	327	320
Total assets	$164,939	$185,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,247	$2,748
Accrued expenses	4,779	6,101
Lease liabilities	1,813	1,747
Term loan, current portion	3,333	833
Total current liabilities	12,172	11,429
Lease liabilities, net of current portion	28,373	28,851
Term loan, net of current portion	11,667	14,167
Other long-term liabilities	57	87
Total liabilities	52,269	54,534
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,976,409 and 34,611,213 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	316,402	310,936
Accumulated other comprehensive income	(296)	(62)
Accumulated deficit	(203,471)	(180,085)
Total stockholders’ equity	112,670	130,824
Total liabilities and stockholders’ equity	$164,939	$185,358

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$4,651
Operating expenses:
Research and development	13,781	15,106
General and administrative	9,477	9,744
Total operating expenses	23,258	24,850
Loss from operations	(23,258)	(20,199)
Interest income	95	25
Interest expense	(178)	(218)
Realized loss on investments	—	(4)
Foreign exchange gain	1	21
Other expense, net	(34)	—
Loss before income taxes	(23,374)	(20,375)
Income taxes	(12)	—
Net loss	$(23,386)	$(20,375)
Net loss per share attributable to common stockholders-basic and diluted	$(0.67)	$(0.60)
Weighted-average shares of common stock outstanding-basic and diluted	34,810,676	34,115,682

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(23,386)	$(20,375)
Other comprehensive loss:
Unrealized loss on marketable securities	(234)	(17)
Total other comprehensive loss	(234)	(17)
Comprehensive loss	$(23,620)	$(20,392)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	4,611	-	-	4,611
Issuance of common stock upon exercise of stock options	252,186	-	697	-	-	697
Other comprehensive loss	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(20,375)	(20,375)
Balance, March 31, 2021	34,216,186	34	293,137	10	(115,774)	177,407

Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	5,266	-	-	5,266
Purchase of common stock under Employee Stock Purchase Plan	31,832	-	139	-	-	139
Issuance of common stock, net	22,764	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	310,600	-	-	-	-	-
Other comprehensive loss	-	-	-	(234)	-	(234)
Net loss	-	-	-	-	(23,386)	(23,386)
Balance, March 31, 2022	34,976,409	$35	$316,402	$(296)	$(203,471)	$112,670

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,386)	$(20,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,266	4,611
Depreciation expense	726	382
Non-cash lease expense	593	286
Non-cash interest expense	266	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,385	(336)
Accounts payable	(429)	(1,846)
Deferred revenue	—	(4,651)
Lease liabilities	(412)	488
Accrued expenses	(1,352)	(4,033)
Net cash used in operating activities	(17,343)	(25,474)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(543)
Purchase of marketable securities	(20,786)	(25,666)
Redemption of marketable securities	8,136	—
Net cash used in investing activities	(12,662)	(26,209)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	61	572
Proceeds from Employee Stock Purchase Plan	139	—
Net cash provided by financing activities	200	572
Net decrease in cash, cash equivalents and restricted cash	(29,805)	(51,111)
Cash, cash equivalents, and restricted cash at beginning of period	81,334	222,161
Cash, cash equivalents, and restricted cash at end of period	$51,529	$171,050
Non-cash items:
Purchases of right of use assets included in accrued expenses	$—	$(106)
Purchases of property and equipment and right of use assets in accounts payable	$—	$(1,792)

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of March 31, 2022, the Company had an accumulated deficit of $203,471. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Frequency Therapeutics, Inc. and its wholly owned subsidiaries Frequency Therapeutics Securities Corporation and Frequency Therapeutics PTY, LTD. All intercompany transactions and balances have been eliminated. The significant accounting policies used in preparation of these interim financial statements are consistent with those discussed in Note 2, “Summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K (the Company's Form 10-K).

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2022 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

2. Recently adopted and issued accounting standards

Recently adopted accounting standards

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

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2022 and December 31, 2021 are summarized as follows:

		March 31, 2022
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	30,840	—	30,840
Short-term marketable securities	Level 2	67,650	(119)	67,531
Long-term marketable securities	Level 2	7,525	(115)	7,410
		$106,015	$(234)	$105,781

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

		December 31, 2021
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

4. Property and equipment

Property and equipment include the following:

	March 31,	December 31,
	2022	2021
Lab equipment	$6,189	$6,177
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,718	9,706
Accumulated depreciation	(4,910)	(4,184)
Property and equipment, net	$4,808	$5,522

The Company recognized $726 and $382 of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Payroll and employee related expenses	$2,151	$4,375
Professional fees	551	767
Third-party research and development expenses	1,888	840
Other	189	119
Total	$4,779	$6,101

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the Loan Maturity Date). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at March 31, 2022 was 4.75%, resulting in interest expense of $178 for the three months ended March 31, 2022.

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

The Company will pay a final payment of $150, which will occur on the earliest of: (i) the Loan Maturity Date; (ii) the date that the Company prepays all of the outstanding principal in full; (iii) the date the loan payments are accelerated due to an event of default; or (iv) the termination of the Loan Agreement. The Company is accruing the final payment over the term of the loan. The term loan is secured by substantially all of the Company’s assets, excluding intellectual property.

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(23,386)	$(20,375)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	34,810,676	34,115,682
Net loss per share attributable to common stockholders- basic and diluted	$(0.67)	$(0.60)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2022	2021
Unvested restricted common stock	-	2,629
Unvested restricted stock units	2,165,350	-
Outstanding stock options	6,610,663	7,703,262
Total	8,776,013	7,705,891

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of March 31, 2022.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 34,976,409 and 34,611,213 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Stock options outstanding	6,610,663	6,830,037
Shares available for future grant under incentive plans	1,296,806	1,552,630
	7,907,469	8,382,667

Equity Offerings

On December 10, 2021, the Company entered into an Equity Distribution Agreement (the Sales Agreement) with Oppenheimer & Co. Inc. (the Sales Agent) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market, on any other existing trading market for the common stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights.

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at March 31, 2022. During the three months ended March 31, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50.

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the three months ended March 31, 2022:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2021	6,830,037	$14.72	7.76	$6,987
Granted	42,300	4.87	9.84	—
Exercised	(9,997)	1.24	—	$37
Forfeited	(251,677)	20.45	—	—
Outstanding as of March 31, 2022	6,610,663	$14.46	7.00	$1,283
Options exercisable as of March 31, 2022	4,337,140	$10.63	6.69	$1,282
Options unvested as of March 31, 2022	2,108,313	$21.30	8.17	$1

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

March 31,
2022
Risk-free interest rate	1.7%
Expected term (in years)	6.0
Expected volatility	80.0%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.55 and $25.50, respectively.

The total grant date fair value of options vested during the three months ended March 31, 2022 and 2021 was $5,097 and $4,284, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

There was no unvested restricted common stock as of March 31, 2022.

The total value of restricted stock awards that vested during the three months ended March 31, 2022 and 2021, based on estimated fair values of the stock underlying the restricted stock awards was $0 and $1, respectively.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the three months ended March 31, 2022:

	Number of shares	Weighted average fair value
Unvested, December 31, 2021	626,300	$9.54
Awarded	1,927,000	4.39
Vested	(310,600)	9.54
Forfeited	(77,350)	5.97
Unvested as of March 31, 2022	2,165,350	$5.08

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$2,301	$1,529
General and administrative	2,965	3,082
Total	$5,266	$4,611

As of March 31, 2022, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $35,130. This amount is expected to be recognized over a weighted-average period of 2.01 years.

10. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP) which became effective on the date of the Company’s initial public offering of shares of its common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

The Company’s first offering period of 2021 concluded on June 30, 2021 with the purchase of 7,064 shares in July 2021 related to this offering period. The Company's second offering period of 2021 concluded on December 31, 2021 with the purchase of 31,832 shares in January 2022.

As of March 31, 2022, a total of 1,270,301 shares remain for future offering periods.

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three months ended March 31, 2022 and 2021 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at March 31, 2022 and December 31, 2021 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

The parties have agreed to use commercially reasonable efforts to carry out development activities assigned to it under an agreed-upon development plan. Astellas has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas Licensed Product in sensorineural hearing loss (SNHL) and in age-related hearing loss, in each case, in one major Asian country and one major European country. The Company has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one Astellas Licensed Product in the United States. Astellas has the sole right to commercialize the Astellas Licensed Products outside of the United States, and the Company has the sole right to commercialize the Astellas Licensed Products in the United States. Astellas has agreed to use commercially reasonable efforts to commercialize Astellas Licensed Products in a major Asian country and a major European country following receipt of regulatory approval in such countries.

The collaboration is governed by a joint steering committee (JSC) established under the Astellas Agreement and shall be comprised of three representatives each from the Company and Astellas. The JSC shall oversee and coordinate the overall conduct of the development, manufacture and commercialization of the Astellas Licensed Products. All decisions of the JSC shall be taken through a unanimous vote with each party’s representatives collectively having one vote. Both the parties shall be responsible for carrying out the development and manufacturing activities in their defined territory in accordance with the plan as reviewed and approved in the JSC.

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

The Astellas Agreement is a collaborative agreement that is within the scope of ASC 808, Collaborative Arrangements. The Company analyzed the joint research and development activities to assess whether they fall within the scope of ASC 808, and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the arrangement as outlined above, both parties are deemed to be active participants in the collaboration. Both parties are performing research and development activities in their defined territory and will be performing joint clinical studies in accordance with the development plan and the study protocol approved by the JSC. Additionally, Astellas and the Company are exposed to significant risks and rewards dependent on the commercial success of any product candidates that may result from the collaboration. As such, the collaboration arrangement is deemed to be within the scope of ASC 808.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three months ended March 31, 2022, the Company invoiced Astellas $193 for joint costs.

13. License agreements

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company is required to use diligent efforts to develop and commercialize the Licensed Products or Processes, and to make such products or processes reasonably available to the public and to spend certain minimum amounts on research and development of Licensed Products and/or Processes each year until the first commercial sale of a Licensed Product and/or a first commercial performance of a Licensed Process. The Company is also subject to certain development obligations with regards to a first Licensed Product. The Company has satisfied certain obligations related to preclinical studies and the filing of an investigational new drug application (IND) for a first Licensed Product with its development activities related to FX-322. The Company’s future development obligations are: (i) to commence a Phase 3 clinical trial for such Licensed Product within five years of the IND filing for such product, (ii) to file a New Drug Application or equivalent with the U.S. Food and Drug Administration (FDA) or comparable European regulatory agency for such Licensed Product within nine years of the IND filing for such Licensed Product, and (iii) to make a first commercial sale of such Licensed Product within 11 years of the IND filing for such Licensed Product. The Company also has certain development obligations for a second Licensed Product. In the event that the Company has failed to fulfill the development timeline obligation with respect to a second Licensed Product and fails to cure such breach within ninety (90) days of written notice by MIT, MIT may restrict the licensed field to the prevention and remediation of hearing loss in humans and animals. The Company does not have the right to control prosecution of the in-licensed patent applications, and its rights to enforce the in-licensed patents are subject to certain limitations.

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

The MIT License Agreement will remain in effect until the expiration or abandonment of all issued patents and filed patent applications licensed thereunder remain in effect, unless terminated earlier. The Company has the right to terminate for any reason upon a 3-month prior written notice. MIT shall have the right to terminate if the Company ceases to carry on any business related to the MIT License Agreement. MIT may terminate the MIT License Agreement for the Company’s material breach uncured within ninety (90) days (or thirty (30) days in the case of nonpayment). MIT may also terminate the MIT License Agreement if the Company or its affiliates commence any action against MIT to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or non-infringed (a patent challenge), or if the Company's sublicensee commences such actions and the Company does not terminate such sublicense within thirty (30) days after MIT’s demand. MIT has the right to increase all payments due, instead of terminating the MIT License Agreement in the case of a patent challenge.

In May 2019, the Company entered into an amendment with MIT, updating the diligence milestones for a second Licensed Product.

In March 2022, the Company entered into an amendment with MIT, removing a patent and certain patent applications from the MIT License Agreement which were unrelated to the Company’s hearing and multiple sclerosis programs and which were not being utilized by the Company.

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Robert Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology (the MIT Policy), inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Dr. Langer did not receive any such payments in the three months ended March 31, 2022 and 2021.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, the Company entered into a license agreement, (CALIBR License Agreement), with the California Institute for Biomedical Research, (CALIBR), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products (CALIBR Licensed Products) which incorporate the licensed technology for the treatment of multiple sclerosis. The Company also has the right to grant sublicenses of its rights under the CALIBR License Agreement. CALIBR reserves the right to use for itself and the right to grant non-exclusive licenses to other nonprofit or academic institutions, for any internal research and educational purposes.

The Company is required to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR Licensed Product. The Company is also subject to certain milestone timeline obligations, which may be extended in certain circumstances as set forth in the CALIBR License Agreement. In October 2021, the Company entered into an amendment with CALIBR which updated the milestone obligations to: (i) initiate a Phase 2 clinical trial (or equivalent) for a CALIBR Licensed Product by December 31, 2023 and (ii) initiate a Phase 3 clinical trial (or equivalent) for a CALIBR Licensed Product by December 31, 2025. The Company does not have the right to control prosecution of the in-licensed patent applications, and the Company's rights to enforce the in-licensed patents are subject to certain limitations.

Upon entering into the CALIBR License Agreement, the Company made a $1,000 license fee payment and is required to make milestone payments up to $26,000 for each Category of CALIBR Licensed Products (Category 1 is any CALIBR Licensed Products containing a compound that modulates any muscarinic receptor and Category 2 is any CALIBR Licensed Products not included in Category 1 that could differentiate oligodendrocyte precursor cells from in vitro studies and/or are active in animal models relevant to MS). The Company is also required to pay a middle single-digit royalty on CALIBR Licensed Products and a royalty on sublicense revenues ranging from low-teen percentage to 50%.

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

The Company is obligated to use diligent efforts to develop and commercialize the MEE licensed products. The Company met one of its milestone timeline obligations by dosing a first subject in a Phase 2 trial by December 31, 2020. The Company is still subject to a milestone timeline obligation to dose a first subject in a Phase 3 trial by December 31, 2024. The Company does not control the filing, prosecution, enforcement, and defense of any licensed patent rights.

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

Cambridge Enterprise Limited

In December 2019, the Company entered into an Exclusive Patent License Agreement (the Cambridge License) with Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge) (Cambridge) under which the Company received an exclusive worldwide royalty-bearing license to certain patent rights to make, have made, sell, offer to sell and import products, or (the Cambridge License Product) which incorporate licensed technology for the treatment of demyelinating diseases. The Company also has the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as for the inventors and the funder) to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care.

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

The Cambridge License continues in effect on a country-by-country basis until the expiration or revocation, without right of further appeal, of all licensed issued patents and filed patent applications, unless terminated earlier. The Company has the right to terminate for any reason upon 90 days’ prior to written notice. Each party has the right to terminate immediately if the other party ceases to carry on its business. Either party may also terminate the Cambridge License for material breach if such breach remains uncured for 30 days. Cambridge may also terminate the Cambridge License if the Company fails to diligently develop and commercially exploit at least one Cambridge Licensed Product or the Company or its affiliates or sub-licenses commence any action against Cambridge to declare or render any claim of the licensed patent rights invalid, unpatentable, unenforceable, or not infringed.

14. Commitments and contingencies

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat multiple sclerosis.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Company also enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of the Company's service providers, up to the date of cancellation or upon the completion of a manufacturing run.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,699 security deposit for this lease is classified as restricted cash as of March 31, 2022. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of March 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

connection with the Company’s allegedly artificially inflated stock price between November 16, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company intends to vigorously defend against all claims asserted in the lawsuit. The Company anticipates filing a motion to dismiss after Plaintiff files the consolidated amended complaint. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2022.

On June 24, 2021, two purported stockholders of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) the Company, (ii) the Company’s Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company is vigorously defending against all claims asserted and has filed a motion to dismiss the complaint, which remains pending. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2022.

15. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through May 4, 2022, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

On April 8, 2022, the Company announced a reduction in force of approximately 30% of its workforce to better align the Company’s workforce with the needs of its business and focus more of its capital resources on its research and development programs. The total costs related to the reduction in force are estimated to be approximately $1,200 in future cash outlays primarily related to severance costs and related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2021 Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. Our focus is on advancing our lead product candidate, FX-322, through clinical studies with the goal of developing and commercializing a medicine to help millions of people with the most common form of hearing loss while continuing to broaden the potential of our regenerative approach in other applications. We believe we are a leading hearing regeneration company and that FX-322 has the potential to meaningfully improve overall hearing function and enhance quality of life for people with this condition.

Our initial therapeutic focus is sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. We are developing FX-322 to treat a major underlying cause of SNHL, which is the loss of hair cells. FX-322 is designed to regenerate hair cells through the activation of progenitor cells already present in the ear. In our Phase 1/2 clinical trial (FX-322-201) evaluating FX-322 in 23 subjects with stable SNHL, we observed a statistically significant and clinically meaningful improvement in key measures of hearing loss, including word recognition, or WR, and FX-322 was observed to be well-tolerated.

In June 2021, we announced final results from the Phase 2a clinical trial (FX-322-202). The goals of the FX-322-202 trial were to further establish the hearing signal observed in the Phase 1/2 clinical trial (FX-322-201), evaluate the impact of multiple doses and provide insights on endpoints and patient population for further studies. The final results (as of day 210) showed that four weekly injections of FX-322 did not demonstrate improvements in any hearing measures versus placebo. We believe these findings, as well as the observed unexpected increase in WR scores in the placebo group that did not occur in previous FX-322 trials and exceeded well-established published standards, are due to an uncontrolled bias and the limitation to a single baseline measure. Given this lack of reliability of baseline WR scores of the placebo group, we were unable to evaluate hearing improvements in WR scores for FX-322 dosing regimens versus placebo. A favorable safety and tolerability profile for FX-322 was observed in this trial.

In March 2021, we announced data from a Phase 1b clinical trial of FX-322 that was designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, which was clinically meaningful and statistically significant compared to the untreated ear (p <0.05). This included a subset of subjects that more than doubled their WR scores. Twenty-five subjects were subsequently evaluated during the 8 to 12 months following FX-322 dosing and, as of September 2021, three additional subjects had shown statistically significant hearing improvements when evaluated against their day 90 values. In this trial, FX-322 showed a favorable safety profile and was well tolerated.

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

In December 2021 we announced data from a Phase 1b clinical trial of FX-322 in subjects aged 18-65 with severe SNHL (FX-322-113). The trial enrolled 31 subjects with severe SNHL, defined as a pure tone average deficit between 71-90 dB. Many subjects with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study were to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, sentences in noise, and pure tone audiometry were utilized in the study. Safety, otologic and audiologic assessments were conducted at days 30 and 90 following administration of FX-322 or placebo. To gain a more comprehensive understanding of the potential impact of FX-322 in this population, we evaluated hearing using multiple tests of speech perception in both quiet and noisy backgrounds, including the Bamford-Kowal-Bench Sentence-in-Noise exam, or BKB-SIN. In this study, BKB-SIN test improvements were observed in four subjects, all of whom exceeded the 95 percent critical difference of 3.1dB signal-to-noise ratio, with two subjects showing a 6dB response. A single placebo subject had a 3.6dB change. In the study, subjects did not show substantial changes in speech perception measures in quiet. The safety profile in the study was favorable and there were no treatment-related serious adverse events reported.

In October 2021, we commenced dosing of a Phase 2b clinical trial of FX-322 (FX-322-208) in subjects with SNHL. FX-322-208 is a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in approximately 124 subjects with either noise-induced or sudden SNHL, the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical trials. The study’s primary endpoint is speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting with the U.S. Food and Drug Administration, or the FDA, the FDA agreed that speech perception is an acceptable primary efficacy endpoint.

In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345. This program may offer some advantages as we look to expand the opportunity to treat different types of SNHL. Specifically, FX-345 was designed to achieve broader exposure through a large portion of the cochlea to assess if FX-345 could have an even bigger patient impact or help a broader population than FX-322. Additionally, deeper delivery into the cochlea using FX-345 may extend the reach of our approach. Cochlear pharmacokinetic measures and human modeling data in a preclinical setting showed that FX-345 achieved greater exposure through a larger portion of the cochlea for longer time. We anticipate filing an investigational new drug application with the FDA for FX-345 in the second half of 2022.

We believe our progenitor cell activation, or PCA, approach can impact a wide range of degenerative diseases. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate nerves in individuals with multiple sclerosis, or MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps and Cambridge Enterprise on approaches to promote remyelination of nerve fibers. We continue to engage in sponsoring clinical research to validate this initial approach at Cambridge University. In November 2021, we introduced FREQ-162, an internally discovered preclinical stage compound that has been shown to induce substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing Frequency compounds in preclinical safety studies to enable the initiation of clinical trials in 2023.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the near-term needs of our business and focus more of our capital resources on our research and development programs for our lead candidate for hearing restoration (FX-322), a second pre-clinical program for hearing restoration (FX-345), and a pre-clinical program for remyelination in MS. These changes will preserve capital, ensuring that we are appropriately resourced to advance our pipeline of potential first-in-class treatments through key development milestones. These milestones are the completion of the Phase 2b study of FX-322 (FX-322-208), a Phase 1b study of FX-345, and a Phase 1 study in the MS program.

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

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $23.4 million and $84.7 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $203.5 million.

We expect our operating expenses to increase substantially in connection with the expansion of our product development programs around FX-322, FX-345, MS and any future programs. In addition, we expect to continue to incur significant additional costs associated with operating as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

Our offices are located in states that have lifted many restrictions related to the novel coronavirus, or COVID-19. As of the date of the filing of this Quarterly Report, the majority of our non-laboratory based employees continue to work from home two to three days per week, while our laboratory personnel have largely resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials. The prolonged COVID-19 pandemic, and actions taken to mitigate it, have had and are expected to continue to have an impact on the economies and financial markets of many countries, including the geographical area in which we operate, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. In addition, COVID-19 may cause disruptions in our business or operations, as well as the business and operations of our contract manufacturing organizations, or CMOs, contract research organizations, or CROs and other third parties with whom we conduct business. The COVID-19 pandemic may also adversely impact our clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue.

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

Massachusetts Institute of Technology

In December 2016, we entered into the MIT License with MIT under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, or the MIT licensed products, and to develop and perform processes, or the MIT licensed processes, which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We are required to use diligent efforts to develop and commercialize the MIT licensed products or processes, and to make such products or processes reasonably available to the public. We are also subject to certain development obligations with regards to a first MIT licensed product. We have satisfied certain obligations related to preclinical studies and the filing of an IND for a first MIT licensed product with our development activities related to FX-322. Our future development obligations are: (i) to commence a Phase 3 clinical trial for such product within five years of the IND filing for such product, (ii) to file a New Drug Application, or NDA, or equivalent with the FDA or comparable European regulatory agency for such product within nine years of the IND filing for such product, and (iii) to make a first commercial sale of such product within 11 years of the IND filing for such product. We also have certain development obligations with regards to a second MIT licensed product.

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

In May 2019, we entered into an amendment with MIT, updating the diligence milestones for a second MIT licensed product.

In March 2022, we entered into an amendment with MIT, removing a patent and certain patent applications from the MIT License agreement which were unrelated to our hearing and MS programs and which we were not utilizing.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss, or the MEE licensed products. We are obligated to use diligent efforts to develop and commercialize the MEE licensed products. We met one of our milestone timeline obligations by dosing a first subject in a Phase 2 trial by December 31, 2020. We are still subject to a milestone timeline obligation to dose a first subject in a Phase 3 trial by December 31, 2024.

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

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the CALIBR licensed products, which incorporate licensed technology for the treatment of MS. We have agreed to use commercially reasonable efforts to develop, manufacture, and sell at least one CALIBR licensed product. We are also subject to certain milestone timeline obligations, which may be extended in certain circumstances as described in the CALIBR License. In October 2021, we entered into an amendment with CALIBR which updated the milestone obligations to: (i) initiate a Phase 2 clinical trial (or equivalent) for a CALIBR licensed product by December 31, 2023 and (ii) initiate a Phase 3 clinical trial (or equivalent) for a CALIBR licensed product by December 31, 2025.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities. These research and development activities are largely focused on hearing restoration, specifically our lead product candidate FX-322 and new investigational therapeutic program FX-345, and MS, specifically early-stage research related to our novel target.

These expenses include the following:

•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
expenses incurred under agreements with third parties, including CROs, and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;
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

We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct our Phase 2b trial of FX-322 (FX-322-208) and extension trials of FX-322-111 and FX-322-112, continue ongoing activities related to FX-345 and MS, initiate additional clinical trials, and continue to discover and develop additional product candidates. We have in the past and may in the future need to engage additional third parties and CROs earlier than we might normally do so in response to limitations on these CROs services as a result of the COVID-19 pandemic to advance these activities. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to increased scale, duration and the higher costs associated with later stage clinical trials.

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

We expect that our general and administrative expenses will increase in the future as we continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with the requirements of The Nasdaq Stock Market LLC and the Securities and Exchange Commission, or SEC; director and officer insurance costs; and investor and public relations costs.

Interest income

Interest income consists of interest earned on cash equivalents and marketable securities.

Interest expense

Interest expense consists of interest paid on our term loan.

Realized loss on investments

Realized loss on investments represents the loss realized on our marketable securities.

Foreign exchange gain

Foreign exchange gain represents the gain recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Other expense, net

Other expense, net consists of amortization expense and accretion income on investments.

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three months ended March 31, 2022 and 2021 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance against our deferred tax assets at December 31, 2021 because we have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets primarily due to our cumulative loss position and, as a result, a valuation allowance has been established.

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in thousands)
Revenue	$—	$4,651	$(4,651)
Operating expenses:
Research and development	13,781	15,106	(1,325)
General and administrative	9,477	9,744	(267)
Total operating expenses	23,258	24,850	(1,592)
Loss from operations	(23,258)	(20,199)	(3,059)
Interest income	95	25	70
Interest expense	(178)	(218)	40
Realized loss on investments	—	(4)	4
Foreign exchange gain	1	21	(20)
Other expense, net	(34)	—	(34)
Loss before income taxes	(23,374)	(20,375)	(2,999)
Income taxes	(12)	—	(12)
Net loss	$(23,386)	$(20,375)	$(3,011)

Revenue

No revenue was recognized for the three months ended March 31, 2022 while $4.7 million was recognized for the three months ended March 31, 2021, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$2,702	$2,539	$163
FX-345	1,029	1,310	(281)
Multiple Sclerosis/FREQ-162	997	2,332	(1,335)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	6,119	6,166	(47)
Laboratory supplies	119	76	43
Outsourced research and development	335	225	110
Facility-related costs	1,774	1,718	56
Depreciation and amortization	439	280	159
Other research and development costs	267	460	(193)
Platform development, early-stage research and unallocated expenses total	9,053	8,925	128
Total research and development expenses	$13,781	$15,106	$(1,325)

The $2.7 million of costs related to FX-322 incurred for the three months ended March 31, 2022 consisted primarily of $2.5 million of clinical costs associated with ongoing trials, including our ongoing Phase 2b clinical trial (FX-322-208), and $0.2 million of drug development and manufacturing costs. The $2.5 million of costs related to FX-322 incurred in the three months ended March 31, 2021 consisted primarily of clinical development costs including manufacturing costs for FX-322 to be used in clinical trials.

The $1.0 million of costs related to FX-345 incurred for the three months ended March 31, 2022 consisted of $0.9 million of drug development and manufacturing costs and $0.1 million related to preclinical safety costs. Similarly, the $1.3 million of costs related to FX-345 incurred for the three months ended March 31, 2021 consisted of drug development and manufacturing costs, including $0.7 million of preclinical safety costs.

The $1.0 million of costs related to MS incurred for the three months ended March 31, 2022 consisted primarily of drug development and manufacturing costs, including $0.2 million of preclinical safety costs and $0.5 million of chemistry costs. Similarly, the $2.3 million of costs related to MS incurred for the three months ended March 31, 2021 consisted of drug development and manufacturing costs, including $1.2 million of preclinical safety costs. The costs related to MS decreased $1.3 million from the three months ended March 31, 2021 as we progressed in our research such that we could narrow the scope of our efforts leading up to the selection of a lead remyelination development candidate for advancement into clinical development.

The $9.1 million of platform development, early-stage research and unallocated expenses incurred for the three months ended March 31, 2022, consisted primarily of $6.1 million of employee-related costs, including $2.3 million of stock compensation expense, and $1.8 million of facility-related costs. The increase in platform development, early-stage research and unallocated expenses of $0.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributable to an increase of $0.1 million in outsourced research and development costs.

General and administrative expenses

The $9.5 million of general and administrative expenses for the three months ended March 31, 2022 consisted primarily of $6.0 million in employee-related expenses, including $3.0 million of stock-based compensation expense, $1.6 million in facility-related costs, and $1.6 million in professional services costs. General and administrative expenses decreased by $0.3 million from the three months ended March 31, 2021 due primarily to a $0.7 million decrease in professional services fees partially offset by a $0.4 million increase in employee-related expenses.

Interest income

Interest income was $0.1 million for the three months ended March 31, 2022 compared to interest income of $0.02 million for the three months ended March 31, 2021. This increase is due to fluctuations in interest rates from the previous year.

Interest expense

Interest expense was $0.2 million for the three months ended March 31, 2022 and 2021.

Realized loss on investments

There was no realized loss on investments for the three months ended March 31, 2022. There was a realized loss on investments of $4 thousand for the three months ended March 31, 2021.

Foreign exchange gain

Foreign exchange gain was $1 thousand for the three months ended March 31, 2022 as compared to $21 thousand for the three months ended March 31, 2021. The decrease of $20 thousand was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other expense, net

Other expense, net was $34 thousand for the three months ended March 31, 2022. This expense represents amortization expense on investments, partially offset by accretion income on investments. There was no comparable expense for the three months ended March 31, 2021.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $12 thousand for the three months ended March 31, 2022.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase, in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as we continue to operate as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, the upfront payment under the Astellas Agreement, and our term loan. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $124.8 million as of March 31, 2022. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. As of March 31, 2022, we had $3.3 million of current debt and $11.7 million of non-current debt related to our term loan.

In December 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with a commercial bank for a term loan with a principal balance of $15 million. We will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continue through May 1, 2024. Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%.

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having aggregate gross sales proceeds of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer acts as sales agent, or the ATM program. During the three months ended March 31, 2022, we sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50 thousand.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs. These changes will preserve capital, ensuring that we are appropriately resourced to advance our pipeline of potential first-in-class treatments through key development milestones. The total costs related to the reduction in force are estimated to be approximately $1.2 million in future cash outlays primarily related to severance costs and related expenses.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,343)	$(25,474)
Net cash used in investing activities	(12,662)	(26,209)
Net cash provided by financing activities	200	572
Decrease in cash and cash equivalents	$(29,805)	$(51,111)

Cash flows for the three months ended March 31, 2022

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $17.3 million, consisting of a net loss of $23.4 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $6.9 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash interest expense. Net cash used in operating activities was also impacted by a net $3.6 million decrease in operating assets and liabilities, including a decrease in accrued expenses of $1.4 million, a $0.4 million decrease in accounts payable, and a $1.4 million decrease in prepaid expenses and other current assets.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was $12.7 million, which was attributable to $20.8 million of purchases of marketable securities, partially offset by $8.1 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to $0.2 million in proceeds from the issuance of common stock and the sale of shares of common stock under the Employee Stock Purchase Plan.

Cash flows for the three months ended March 31, 2021

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $25.5 million, consisting of a net loss of $20.4 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $5.3 million for depreciation, stock-based compensation expense, and non-cash lease expense. Net cash used in operating activities was also impacted by a net $10.4 million decrease in operating assets and liabilities, including a decrease of $4.7 million in deferred revenues from the upfront payment under the Astellas Agreement, a decrease in accrued expenses of $4.0 million, a $1.8 million decrease in accounts payable, a $0.5 million increase in lease liabilities, and a $0.3 million increase in prepaid expenses and other current assets.

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

Funding requirements

We expect our operating expenses to increase substantially in the future in connection with our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates, including FX-345 and our MS candidate, conduct preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to maintain general and administrative costs to manage the requirements of operating as a public company.

Specifically, our costs and expenses will increase if and as we:

•
advance the clinical development of FX-322;
•
pursue the preclinical and clinical development of other product candidates using our PCA platform, including FX-345 and our MS candidate;
•
in-license or acquire the rights to other products, product candidates or technologies; and
•
maintain, expand, and protect our intellectual property portfolio.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs, and results of our clinical development and clinical trials for FX-322;
•
the progress, costs, and results of our additional research and preclinical development programs, including FX-345 and MS program;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•
business and operations interruptions resulting from the COVID-19 global pandemic;
•
the costs and timing of internal process development, manufacturing activities, and clinical trial management associated with FX-322 and other product candidates, including FX-345 and our MS candidate, we advance through preclinical and clinical development;
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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 3, 2021 and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against us entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We intend to vigorously defend against all claims asserted in the lawsuit. We anticipate filing a motion to dismiss after Plaintiff files the consolidated amended complaint.

On June 24, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against us of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in our company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants. This matter is at the very early stages of the legal process, and as a result, we are not able to estimate a range of possible loss. We are vigorously defending against all claims asserted and have filed a motion to dismiss the complaint, which remains pending.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $23.4 million and $84.7 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $203.5 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

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
•
establish a sales, marketing and distribution infrastructure to commercialize FX-322 for the treatment of sensorineural hearing loss, or SNHL, if approved, and for any of our other product candidates for which we may obtain marketing approval;
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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $124.8 million will enable us to fund our operating expenses and capital expenditure requirements into 2024. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and our other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), or extension trials of FX-322-111 and FX-322-112, and other clinical trials of FX-322 or our other product candidates, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic, the conflict in Ukraine, global supply chain issues, and increased inflation could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of FX-322 or our other product candidates, or potentially discontinue operations.

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

Subject enrollment and retention in clinical trials depends on many factors, including:

•
the extent of the ongoing COVID-19 pandemic, see —"The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations";
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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.

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

Further, we may also be or become subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. With respect to our patents, we rely on an annuity service, outside firms, and outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Under certain circumstances, we may be unable to comply with requirements. For example, due to the sanctions imposed by the United States on Russia as a result of the conflict in Ukraine, it is not possible to pay fees on Russian patents and the future of such patents is uncertain. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In April 2022, Peter Pfreundschuh resigned as our Chief Financial Officer and our finance team has taken on additional responsibilities as a result of his departure. If we are unable to effectively transition these responsibilities, our financial reporting could be adversely affected. We are not planning to conduct a search for a new Chief Financial Officer at this time.

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

Our recent reduction in force undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not be successful.

In April 2022, we implemented a reduction in force affecting approximately 30% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our clinical program for our lead candidate for hearing restoration (FX-322); a second pre-clinical program for hearing restoration (FX-345); and a pre-clinical program for remyelination in MS. We believe these changes will preserve capital, ensuring that we are appropriately resourced to advance our pipeline of through key development milestones. In connection with these actions, we have incurred termination costs, which include severance costs and related expenses, totaling $1.2 million.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

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
•
the results of the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112 or any future clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure;
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

In addition, the trading prices for common stock of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, among other reasons. The ongoing COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of March 31, 2022, these holders beneficially owned approximately 16.8% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results. Following that announcement, on June 3, 2021, and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against us entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. The lawsuits allege violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our

Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between November 16, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al.

Additionally, on June 24, 2021, two purported stockholders of our company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit asserts causes of action against us of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in our company. The lawsuit seeks monetary damages, as well as interest, attorneys’ fees and costs, against all defendants.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Employment Agreement, dated as of September 19, 2019, between Carl P. LeBel and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.9	9/23/19

10.2	Employment Agreement, dated as of November 25, 2020, by and between Frequency Therapeutics, Inc. and Quentin McCubbin.					*

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Vice President of Finance and Operations					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Vice President of Finance and Operations					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.					***

* Filed herewith

** Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: May 4, 2022	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2022	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President of Finance and Operations (principal financial officer and principal accounting officer)