Form 10-Q
period 2022-06-30
Frequency Therapeutics, Inc.
filed 2022-08-09
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 35,262,033 shares of common stock, $0.001 par value per share, outstanding.

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

•
Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our Phase 2a results (FX-322-202), for example, showed that four weekly injections in subjects with mild to moderately severe sensorineural hearing loss did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure. Any other product candidate that we advance into clinical trials may also not achieve favorable results in later clinical trials, if any, or receive marketing approval;

•
We may be impacted by general economic, political, and geopolitical conditions such as recessions, interest rates, labor shortages, supply chain difficulties, fuel prices, sanctions, and acts of war or terrorism, including the recent hostilities between Russia and Ukraine. For example, the recent sanctions imposed by the United States on Russia may impede our ability to pay fees related to Russian patents making the future of such patents uncertain;

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

•
We are currently subject to securities class action litigation and could be subject to similar or other litigation in the future; and

•
Our recent organizational changes undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not achieve our intended outcome.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,373	$79,635
Short-term marketable securities	68,643	51,072
Prepaid expenses and other current assets	2,405	4,041
Total current assets	113,421	134,748
Long-term marketable securities	—	11,719
Property and equipment, net	4,123	5,522
Right of use assets	30,088	31,350
Restricted cash	1,699	1,699
Long-term assets	327	320
Total assets	$149,658	$185,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,552	$2,748
Accrued expenses	5,499	6,101
Lease liabilities	1,877	1,747
Term loan, current portion	5,833	833
Total current liabilities	16,761	11,429
Lease liabilities, net of current portion	27,809	28,851
Term loan, net of current portion	9,167	14,167
Other long-term liabilities	68	87
Total liabilities	53,805	54,534
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 34,976,409 and 34,611,213 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	320,966	310,936
Accumulated other comprehensive income	(392)	(62)
Accumulated deficit	(224,756)	(180,085)
Total stockholders’ equity	95,853	130,824
Total liabilities and stockholders’ equity	$149,658	$185,358

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$9,417	$—	$14,068
Operating expenses:
Research and development	13,273	17,401	27,054	32,507
General and administrative	8,000	9,499	17,477	19,243
Total operating expenses	21,273	26,900	44,531	51,750
Loss from operations	(21,273)	(17,483)	(44,531)	(37,682)
Interest income	425	118	520	143
Interest expense	(208)	(182)	(386)	(400)
Realized gain (loss) on investments	2	(10)	2	(14)
Foreign exchange (loss) gain	(3)	(1)	(2)	20
Other expense, net	(226)	(88)	(260)	(88)
Loss before income taxes	(21,283)	(17,646)	(44,657)	(38,021)
Income taxes	(2)	(10)	(14)	(10)
Net loss	$(21,285)	$(17,656)	$(44,671)	$(38,031)
Net loss per share attributable to common stockholders-basic and diluted	$(0.61)	$(0.52)	$(1.28)	$(1.11)
Weighted-average shares of common stock outstanding-basic and diluted	34,976,409	34,238,394	34,894,001	34,177,262

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(21,285)	$(17,656)	$(44,671)	$(38,031)
Other comprehensive loss:
Unrealized loss on marketable securities	(96)	(3)	(330)	(20)
Total other comprehensive loss	(96)	(3)	(330)	(20)
Comprehensive loss	$(21,381)	$(17,659)	$(45,001)	$(38,051)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, March 31, 2021	34,216,186	$34	$293,137	$10	$(115,774)	$177,407
Stock-based compensation expense	-	-	6,089	-	-	6,089
Issuance of common stock, net	169,730	-	203	-	-	203
Other comprehensive loss	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(17,656)	(17,656)
Balance, June 30, 2021	34,385,916	$34	$299,429	$7	$(133,430)	$166,040

Balance, March 31, 2022	34,976,409	$35	$316,402	$(296)	$(203,471)	$112,670
Stock-based compensation expense	-	-	4,564	-	-	4,564
Other comprehensive loss	-	-	-	(96)	-	(96)
Net loss	-	-	-	-	(21,285)	(21,285)
Balance, June 30, 2022	34,976,409	$35	$320,966	$(392)	$(224,756)	$95,853

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	10,700	-	-	10,700
Issuance of common stock, net	421,916	-	900	-	-	900
Other comprehensive loss	-	-	-	(20)	-	(20)
Net loss	-	-	-	-	(38,031)	(38,031)
Balance, June 30, 2021	34,385,916	34	299,429	7	(133,430)	166,040

Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	9,830	-	-	9,830
Purchase of common stock under Employee Stock Purchase Plan	31,832	-	139	-	-	139
Issuance of common stock, net	22,764	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	310,600	-	-	-	-	-
Other comprehensive loss	-	-	-	(330)	-	(330)
Net loss	-	-	-	-	(44,671)	(44,671)
Balance, June 30, 2022	34,976,409	$35	$320,966	$(392)	$(224,756)	$95,853

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,671)	$(38,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,830	10,700
Depreciation expense	1,415	1,303
Non-cash lease expense	1,262	421
Non-cash interest expense	443	16
Loss on disposal of assets	—	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,636	1,248
Accounts payable	797	(2,355)
Deferred revenue	—	(14,068)
Lease liabilities	(912)	374
Accrued expenses	(621)	(2,772)
Net cash used in operating activities	(30,821)	(43,148)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(2,542)
Purchase of marketable securities	(38,108)	(43,023)
Redemption of marketable securities	31,483	2,500
Net cash used in investing activities	(6,641)	(43,065)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	61	900
Proceeds from Employee Stock Purchase Plan	139	—
Net cash provided by financing activities	200	900
Net decrease in cash, cash equivalents and restricted cash	(37,262)	(85,313)
Cash, cash equivalents, and restricted cash at beginning of period	81,334	222,161
Cash, cash equivalents, and restricted cash at end of period	$44,072	$136,848
Non-cash items:
Purchases of property and equipment included in accrued expenses	$—	$12
Purchases of property and equipment and right of use assets in accounts payable	$—	$760

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of June 30, 2022, the Company had an accumulated deficit of $224,756. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2022 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard will become effective for the Company on January 1, 2023. The Company does not expect this standard to have a material impact on its consolidated financial statements.

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2022 and December 31, 2021 are summarized as follows:

		June 30, 2022
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	33,858	(3)	33,855
Short-term marketable securities	Level 2	68,970	(327)	68,643
		$102,828	$(330)	$102,498

		December 31, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain	Value
Money market funds	Level 1	48,160	—	48,160
Short-term marketable securities	Level 2	51,116	(44)	51,072
Long-term marketable securities	Level 2	11,764	(45)	11,719
		$111,040	$(89)	$110,951

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

4. Property and equipment

Property and equipment include the following:

	June 30,	December 31,
	2022	2021
Lab equipment	$6,193	$6,177
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,722	9,706
Accumulated depreciation	(5,599)	(4,184)
Property and equipment, net	$4,123	$5,522

The Company recognized $689 and $1,415 and $921 and $1,303 of depreciation expense for the three and six months ended June 30, 2022 and 2021, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Payroll and employee related expenses	$3,257	$4,375
Professional fees	589	767
Third-party research and development expenses	1,477	840
Other	176	119
Total	$5,499	$6,101

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the Loan Maturity Date). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at June 30, 2022 was 6.25%, resulting in interest expense of $208 and $386 for the three and six months ended June 30, 2022, respectively.

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

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(21,285)	$(17,656)	$(44,671)	$(38,031)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	34,976,409	34,238,394	34,894,001	34,177,262
Net loss per share attributable to common stockholders- basic and diluted	$(0.61)	$(0.52)	$(1.28)	$(1.11)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three and Six Months Ended June 30,
	2022	2021
Unvested restricted common stock	-	2,165
Unvested restricted stock units	2,305,500	779,900
Outstanding stock options	6,068,151	7,608,553
Total	8,373,651	8,390,618

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of June 30, 2022.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 34,976,409 and 34,611,213 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Stock options outstanding	6,068,151	6,830,037
Shares available for future grant under incentive plans	1,699,168	1,552,630
	7,767,319	8,382,667

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

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at June 30, 2022. During the six months ended June 30, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50. No shares were sold during the three months ended June 30, 2022.

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the six months ended June 30, 2022:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2021	6,830,037	$14.72	7.76	$6,987
Granted	172,176	2.19	8.91	—
Exercised	(9,997)	1.24	—	$37
Forfeited	(924,065)	19.72	—	—
Outstanding as of June 30, 2022	6,068,151	$13.63	6.86	$789
Options exercisable as of June 30, 2022	4,390,918	$10.59	6.39	$759
Options unvested as of June 30, 2022	1,677,233	$21.58	8.07	$30

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

June 30,
2022
Risk-free interest rate	2.9%
Expected term (in years)	6.0
Expected volatility	80.0%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 and 2021 was $0.92 and $1.57 and $7.20 and $23.89, respectively.

The total grant date fair value of options vested during the three and six months ended June 30, 2022 and 2021 was $3,620 and $8,036 and $4,614 and $8,898, respectively.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

There was no unvested restricted common stock as of June 30, 2022.

The total value of restricted stock awards that vested during the three and six months ended June 30, 2022 and 2021, based on estimated fair values of the stock underlying the restricted stock awards was $0 and $0 and $1 and $2, respectively.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the six months ended June 30, 2022:

	Number of shares	Weighted average fair value
Unvested, December 31, 2021	626,300	$9.54
Awarded	2,426,650	3.77
Vested	(310,600)	9.54
Forfeited	(436,850)	5.40
Unvested as of June 30, 2022	2,305,500	$4.25

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,598	$3,090	$3,899	$4,619
General and administrative	2,966	2,999	5,931	6,081
Total	$4,564	$6,089	$9,830	$10,700

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $28,179. This amount is expected to be recognized over a weighted-average period of 1.91 years.

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

The Company’s first offering period of 2021 concluded on June 30, 2021 with the purchase of 7,064 shares in July 2021 related to this offering period. The Company's second offering period of 2021 concluded on December 31, 2021 with the purchase of 31,832 shares in January 2022. The Company's first offering period of 2022 concluded on June 30, 2022 with the purchase of 44,774 shares in July 2022 related to this offering period.

As of June 30, 2022, a total of 1,225,527 shares remain for future offering periods.

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and six months ended June 30, 2022 and 2021 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at June 30, 2022 and December 31, 2021 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and six months ended June 30, 2022, the Company invoiced Astellas $108 and $301, respectively, for joint costs.

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

In March 2022, the Company entered into a second amendment with MIT, removing a patent and certain patent applications from the MIT License Agreement which were unrelated to the Company’s hearing and multiple sclerosis (MS) programs and which were not being utilized by the Company.

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Robert Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology (the MIT Policy), inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Dr. Langer did not receive any such payments in the three and six months ended June 30, 2022 and 2021.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, the Company entered into a license agreement, (CALIBR License Agreement), with the California Institute for Biomedical Research, (CALIBR), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products (CALIBR Licensed Products) which incorporate the licensed technology for the treatment of MS. The Company also has the right to grant sublicenses of its rights under the CALIBR License Agreement. CALIBR reserves the right to use for itself and the right to grant non-exclusive licenses to other nonprofit or academic institutions, for any internal research and educational purposes.

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

On June 28, 2022, the Company sent Cambridge a notice stating that the Company would be terminating the Cambridge License in 90 days' time. The Company is not subject to any payments or costs as a result of this termination.

14. Commitments and contingencies

Contract commitments

The Company has contracted with a research institution to provide research for a therapeutic drug to treat MS.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,699 security deposit for this lease is classified as restricted cash as of June 30, 2022. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of June 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino, entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. On March 15, 2022, the Court appointed Julian Quinones as lead plaintiff, and, on March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. On May 16, 2022, the Quinones plaintiff filed a consolidated amended complaint (Amended Complaint). The Amended Complaint added the Company’s Chief Development Officer, Dr. Carl LeBel, as a defendant. The Amended Complaint alleges violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company intends to vigorously defend against all claims asserted in the lawsuit. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2022.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements –(continued)

(Amounts in thousands, except share and per share amounts)

On June 24, 2021, two purported stockholders of the Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) the Company, (ii) the Company’s Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleged causes of action against the Company of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. All defendants filed motions to dismiss the complaint. On June 21, 2022, the Court dismissed with prejudice the breach of the fiduciary duty of loyalty claim against Mr. Lucchino for failure to state a claim, and dismissed the remaining claims against the Company and the Computershare defendants for lack of subject matter jurisdiction. As such, no accruals have been recorded as of June 30, 2022.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company and its board members intend to vigorously defend against all claims asserted in the lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2022.

15. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through August 9, 2022, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

On July 8, 2022, the Company entered into a Sublease Agreement with SalioGen Therapeutics, Inc. (SalioGen) to sublease approximately 30,040 rentable square feet of the Company's office space in Lexington, MA for a two-year term. The base sublease rent per month for the first and second year of the sublease will be $197 and $203, respectively. In addition to base rent, SalioGen will pay 49% of operating costs and taxes payable under the Company's lease for the Lexington, MA office space.

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

In December 2021 we announced data from a Phase 1b clinical trial of FX-322 in subjects aged 18-65 with severe SNHL (FX-322-113). The trial enrolled 31 subjects with severe SNHL, defined as a pure tone average deficit between 71-90 dB. Many subjects with this clinical profile typically would be candidates for cochlear implants. The primary objectives of the study were to assess the local and systemic safety of a single dose of FX-322 and evaluate hearing responses in a more severe adult cohort. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing including WR, sentences in noise, and pure tone audiometry were utilized in the study. Safety, otologic and audiologic assessments were conducted at days 30 and 90 following administration of FX-322 or placebo. To gain a more comprehensive understanding of the potential impact of FX-322 in this population, we evaluated hearing using multiple tests of speech perception in both quiet and noisy backgrounds, including the Bamford-Kowal-Bench Sentence-in-Noise exam, or BKB-SIN. In this study, BKB-SIN test improvements were observed in three subjects, all of whom exceeded the 95 percent critical difference of 3.1dB signal-to-noise ratio, with two subjects showing a 6dB response. Previously, we had reported BKB-Sin test improvements in four subjects, but due to an error by a third party, it was shown that there were improvements in three instead of four subjects. A single placebo subject had a 3.6dB change. In the study, subjects did not show substantial changes in speech perception measures in quiet. The safety profile in the study was favorable and there were no treatment-related serious adverse events reported.

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

We believe our progenitor cell activation, or PCA, approach can impact a wide range of degenerative diseases. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate nerves in individuals with multiple sclerosis, or MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited, or Cambridge, on approaches to promote remyelination of nerve fibers. We have also provided funding that is being used to support the validation of this initial approach at Cambridge University. In November 2021, we introduced an internally discovered preclinical stage compound that induces substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing proprietary Frequency compounds in preclinical safety studies to enable the initiation of clinical trials in 2023.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from the sale of convertible notes, convertible preferred stock, common stock and from our License and Collaboration Agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas.

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $44.7 million and $84.7 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $224.8 million.

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

In March 2022, we entered into a second amendment with MIT, removing a patent and certain patent applications from the MIT License agreement which were unrelated to our hearing and MS programs and which we were not utilizing.

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

One June 28, 2022, we sent Cambridge written notice stating that we would be terminating the Cambridge License in 90 days' time. We are not subject to any payments or costs as a result of this termination.

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

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and six months ended June 30, 2022 and 2021 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Revenue	$—	$9,417	$(9,417)
Operating expenses:
Research and development	13,273	17,401	(4,128)
General and administrative	8,000	9,499	(1,499)
Total operating expenses	21,273	26,900	(5,627)
Loss from operations	(21,273)	(17,483)	(3,790)
Interest income	425	118	307
Interest expense	(208)	(182)	(26)
Realized gain (loss) on investments	2	(10)	12
Foreign exchange loss	(3)	(1)	(2)
Other expense, net	(226)	(88)	(138)
Loss before income taxes	(21,283)	(17,646)	(3,637)
Income taxes	(2)	(10)	8
Net loss	$(21,285)	$(17,656)	$(3,629)

Revenue

No revenue was recognized for the three months ended June 30, 2022 while $9.4 million was recognized for the three months ended June 30, 2021, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$2,959	3,683	$(724)
FX-345	1,453	1,676	(223)
Multiple Sclerosis	1,069	1,421	(352)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	5,284	7,644	(2,360)
Laboratory supplies	55	228	(173)
Outsourced research and development	218	18	200
Facility-related costs	1,637	1,962	(325)
Depreciation and amortization	402	420	(18)
Other research and development costs	196	349	(153)
Platform development, early-stage research and unallocated expenses total	7,792	10,621	(2,829)
Total research and development expenses	$13,273	$17,401	$(4,128)

The $3.0 million of costs related to FX-322 incurred for the three months ended June 30, 2022 consisted primarily of $2.7 million of clinical costs associated with ongoing trials, including our ongoing Phase 2b clinical trial (FX-322-208), and $0.2 million of drug development and manufacturing costs. The $3.7 million of costs related to FX-322 incurred in the three months ended June 30, 2021 consisted primarily of $1.9 million of clinical development costs, $0.8 million of preclinical safety costs, and $0.3 million of drug development and manufacturing costs.

The $1.5 million of costs related to FX-345 incurred for the three months ended June 30, 2022 consisted primarily of $1.2 million of drug development and manufacturing costs and $0.2 million of preclinical safety costs. Similarly, the $1.7 million of costs related to FX-345 incurred for the three months ended June 30, 2021 consisted of $0.8 million of drug development and manufacturing costs and $0.8 million of preclinical safety costs.

The $1.1 million of costs related to MS incurred for the three months ended June 30, 2022 consisted primarily of $0.8 million of chemistry and compound characterization costs and $0.1 million of preclinical safety costs. Similarly, the $1.4 million of costs related to MS incurred for the three months ended June 30, 2021 consisted of $0.7 million of chemistry and compound characterization costs and $0.6 million of preclinical safety costs.

The $7.8 million of platform development, early-stage research and unallocated expenses incurred for the three months ended June 30, 2022, consisted primarily of $5.3 million in employee-related costs, including $1.6 million of stock-based compensation expense, and $1.6 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $2.8 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to a decrease of $2.4 million in employee-related costs, including salary, bonus, and stock-based compensation costs, due to natural employee attrition since June 30, 2021 as well as a $0.3 million decrease in facility-related costs as we incurred one-time moving costs in the prior year in connection with the move to our new office space in Lexington, MA in April 2021.

General and administrative expenses

The $8.0 million of general and administrative expenses for the three months ended June 30, 2022 consisted primarily of $5.0 million in employee-related costs, including $3.0 million of stock-based compensation, $1.6 million in facility-related costs, $1.1 million in professional services costs, and $0.3 million in depreciation expense. General and administrative expenses decreased by $1.5 million from the three months ended June 30, 2021 due primarily to a $0.5 million decrease in professional services costs as we reduced reliance on third-party consulting and public relations vendors, a $0.4 million decrease in facility-related costs, due in part to a $0.1 million decrease in directors and officers insurance costs, and a $0.2 million decrease in depreciation expense. Employee-related costs, including salary, bonus, and stock-based compensation costs, also decreased $0.4 million from the three months ended June 30, 2021 due to natural employee attrition since June 30, 2021.

Interest income

Interest income was $0.4 million for the three months ended June 30, 2022 compared to interest income of $0.1 million for the three months ended June 30, 2021. This increase is due to fluctuations in interest rates from the previous year.

Interest expense

Interest expense was $0.2 million for the three months ended June 30, 2022 and 2021. Interest expense is directly related to interest incurred on the term loan.

Realized gain on investments

Realized gain on investments was $2 thousand for the three months ended June 30, 2022 compared to a realized loss of $10 thousand for the three months ended June 30, 2021. This increase is due to the composition of investments year over year.

Foreign exchange loss

Foreign exchange loss was $3 thousand for the three months ended June 30, 2022 as compared to $1 thousand for the three months ended June 30, 2021. The decrease is due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other expense, net

Other expense, net was $0.2 million for the three months ended June 30, 2022 as compared to $88 thousand for the three months ended June 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $2 thousand for the three months ended June 30, 2022.

Results of operations

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Revenue	$—	$14,068	$(14,068)
Operating expenses:
Research and development	27,054	32,507	(5,453)
General and administrative	17,477	19,243	(1,766)
Total operating expenses	44,531	51,750	(7,219)
Loss from operations	(44,531)	(37,682)	(6,849)
Interest income	520	143	377
Interest expense	(386)	(400)	14
Realized gain (loss) on investments	2	(14)	16
Foreign exchange (loss) gain	(2)	20	(22)
Other expense, net	(260)	(88)	(172)
Loss before income taxes	(44,657)	(38,021)	(6,636)
Income taxes	(14)	(10)	(4)
Net loss	$(44,671)	$(38,031)	$(6,640)

Revenue

No revenue was recognized for the six months ended June 30, 2022 while $14.1 million was recognized for the six months ended June 30, 2021, which consists of the revenue recognized from the upfront fee we received under the Astellas Agreement. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$5,661	$6,222	(561)
FX-345	2,482	2,986	(504)
Multiple Sclerosis	2,066	3,753	(1,687)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	11,403	13,810	(2,407)
Laboratory supplies	174	304	(130)
Outsourced research and development	553	243	310
Facility-related costs	3,411	3,680	(269)
Depreciation and amortization	841	700	141
Other research and development costs	463	809	(346)
Platform development, early-stage research and unallocated expenses total	16,845	19,546	(2,701)
Total research and development expenses	$27,054	$32,507	$(5,453)

The $5.7 million of costs related to FX-322 incurred for the six months ended June 30, 2022 consisted primarily of $5.1 million of clinical costs associated with ongoing trials, including our ongoing Phase 2b clinical trial (FX-322-208), and $0.4 million of drug development and manufacturing costs. The $6.2 million of costs related to FX-322 incurred in the six months ended June 30, 2021 consisted primarily of $3.9 million of clinical development costs, $0.9 million of compound characterization costs, $0.8 million of pre-clinical safety costs, and $0.3 million of drug development and manufacturing costs.

The $2.5 million of costs related to FX-345 incurred for the six months ended June 30, 2022 consisted primarily of $2.0 million of drug development and manufacturing costs and $0.3 million of preclinical safety costs. Similarly, the $3.0 million of costs related to FX-345 incurred for the six months ended June 30, 2021 consisted of $1.6 million of preclinical safety costs and $1.4 million of drug development and manufacturing costs.

The $2.1 million of costs related to MS incurred for the six months ended June 30, 2022 consisted primarily of $1.4 million of chemistry and compound characterization costs, $0.3 million of preclinical safety costs, and $0.1 million of drug development and manufacturing costs. Similarly, the $3.8 million of costs related to MS incurred for the six months ended June 30, 2021 consisted of $1.9 million of preclinical safety costs, $1.1 million of chemistry and compound characterization costs, and $0.6 million of drug development and manufacturing costs. The costs related to MS decreased $1.7 million from the six months ended June 30, 2021 as we progressed in our research such that we could focus the scope of our efforts leading up to the selection of a lead remyelination development candidate for advancement into clinical development.

The $16.8 million of platform development, early-stage research and unallocated expenses incurred for the six months ended June 30, 2022, consisted primarily of $11.4 million in employee-related costs, including $3.9 million of stock-based compensation expense, and $3.4 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $2.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to a $2.4 million decrease in employee-related costs, including salary, bonus, and stock-based compensation costs, due to natural employee attrition since June 30, 2021 as well as a $0.3 million decrease in facility-related costs as we incurred one-time moving costs in the prior year in connection with the move to our new office space in Lexington, MA in April 2021.

General and administrative expenses

The $17.5 million of general and administrative expenses for the six months ended June 30, 2022 consisted primarily of $11.0 million in employee-related costs, including $5.9 million of stock-based compensation expense, $3.2 million of facility-related costs, $2.7 million of professional services costs, and $0.6 million of depreciation expense. General and administrative expenses decreased by $1.8 million from the six months ended June 30, 2021 due primarily to a $1.0 million decrease in professional services costs as we reduced reliance on third party consulting and public relations vendors and a

$0.5 million decrease in facility-related costs primarily related to a $0.2 million decrease in directors and officers insurance costs.

Interest income

Interest income was $0.5 million for the six months ended June 30, 2022 compared to interest income of $0.1 million for the six months ended June 30, 2021. This increase is due to fluctuations in interest rates from the previous year.

Interest expense

Interest expense was $0.4 million for the six months ended June 30, 2022 and 2021. Interest expense is directly related to interest incurred on the term loan.

Realized gain on investments

Realized gain on investments was $2 thousand for the six months ended June 30, 2022 as compared to a realized loss of $14 thousand for the six months ended June 30, 2021. This increase is due to the composition of investments year over year.

Foreign exchange loss

Foreign exchange loss was $2 thousand for the six months ended June 30, 2022 as compared to a gain of $20 thousand for the six months ended June 30, 2021. The decrease is due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other expense, net

Other expense, net was $0.3 million for the six months ended June 30, 2022 as compared to $88 thousand for the six months ended June 30, 2021. This expense represents amortization expense on investments, partially offset by accretion income on investments.

Income taxes

Income tax expense, which represents taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation, was $14 thousand for the six months ended June 30, 2022.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, the upfront payment under the Astellas Agreement, and our term loan. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $111.0 million as of June 30, 2022. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based our estimates of our operating expenses and capital expenditure requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As of June 30, 2022, we had $5.8 million of current debt and $9.2 million of non-current debt related to our term loan.

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

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having aggregate gross sales proceeds of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer acts as sales agent, or the ATM program. During the six months ended June 30, 2022, we sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50 thousand.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(30,821)	$(43,148)
Net cash used in investing activities	(6,641)	(43,065)
Net cash provided by financing activities	200	900
Decrease in cash and cash equivalents	$(37,262)	$(85,313)

Cash flows for the six months ended June 30, 2022

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $30.8 million, consisting of a net loss of $44.7 million as we incurred expenses associated with our FX-322 program, FX-345 program, MS program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $13.0 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash interest expense. Net cash used in operating activities was also impacted by a net $2.4 million decrease in operating assets and liabilities, including a decrease in accrued expenses of $0.6 million, a $0.9 million decrease in lease liabilities, and a $1.6 million decrease in prepaid expenses and other current assets partially offset by a $0.8 million increase in accounts payable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was $6.6 million, which was attributable to $38.1 million purchases of marketable securities and $16 thousand purchases of property and equipment, partially offset by $31.5 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to $0.2 million in proceeds from the issuance of common stock and the sale of shares of common stock under the Employee Stock Purchase Plan.

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
•
business and operations interruptions resulting from any resurgence of the COVID-19 global pandemic;
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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 3, 2021 and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against us and our Chief Executive Officer, President, and Director, David Lucchino, entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. On March 15, 2022, the Court appointed Julian Quinones as lead plaintiff, and, on March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. On March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al., and on May 16, 2022, the Quinones plaintiff filed a consolidated amended complaint (Amended Complaint). The Amended Complaint added our Chief Development Officer, Dr. Carl LeBel, as a defendant. The Amended Complaint alleges violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between October 29, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between October 29, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We intend to vigorously defend against all claims asserted in the lawsuit. We filed a motion to dismiss the Amended Complaint on July 15, 2022.

On June 24, 2021, two purported stockholders of our Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleged causes of action against us of conversion and unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, due to allegations that actions were taken to prevent the purported stockholders from selling their shares in our Company. All defendants filed motions to dismiss the complaint. On June 21, 2022, the Court dismissed with prejudice the breach of the fiduciary duty of loyalty claim against Mr. Lucchino for failure to state a claim, and dismissed the remaining claims against us and the Computershare defendants for lack of subject matter jurisdiction.

On June 30, 2022, a purported stockholder of our Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on our behalf against members our board of directors and us as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. Our board members are each party to an indemnification agreement with us that may require us to reimburse the board members for certain expenses and other costs related to this lawsuit. We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We and our board members intend to vigorously defend against all claims asserted in the lawsuit.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $44.7 million and $84.7 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $224.8 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322 and our other product candidates. These expenditures include and will include, as the case may be, costs related to the Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, and any additional trials we conduct to support the development of FX-322 and our other product candidates. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, and the Scripps Research Institute, or Scripps. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $111.0 million will enable us to fund our operating expenses and capital expenditure requirements into 2024. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and our other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), or extension trials of FX-322-111 and FX-322-112, and other clinical trials of FX-322 or our other product candidates, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs or the FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), extension trials of FX-322-111 and FX-322-112, any future clinical trials of FX-322 for the treatment of SNHL, and any future clinical trials of our other product candidates. Our reliance on CROs and clinical trial sites for clinical development activities limits our control over these activities and we were not involved in developing their policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards. For example, we have identified and corrected errors made by a clinical trial site and a CRO in the FX-322-111 and FX-322-113 trials, respectively.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional

Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Further, we may also be or become subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new

California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. We may also decide not to replace an executive officer, which may have an adverse effect on our operations. For example, we do not have a Chief Financial Officer and do not currently intend to fill that position, which could adversely affect our financial reporting and operations.

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

Our recent reduction in force undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not achieve our intended outcome.

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

Our employees work remotely and in a shared office with our sublessor, and we may be subject to heightened operational, confidentiality and cybersecurity risks.

Many of our employees work remotely from home at times. In addition, when in the office, our employees share an open, undivided office space with our subslessor. This subjects us to heightened operational risks. For example, technologies in our employees’ homes may not be as robust and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable, and we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss. In our office, there are risks that individuals accessing our shared office space who are not associated with us may have access to confidential data, including from our clinical trials. There is no guarantee that the security and privacy safeguards we will put in place both for remote work and for our shared office space will be completely effective or that we will not encounter risks associated with unauthorized access to our data and information. If any of these risks were to occur, our business and operations could be materially adversely affected.

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
•
trading volume of our common stock; and
•
general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation rates, labor shortages, supply chain difficulties, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the hostilities between Russia and Ukraine, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

In addition, the trading prices for common stock of biopharmaceutical companies continue to be highly volatile as a result of the COVID-19 pandemic and general market conditions, among other reasons. The COVID-19 pandemic and any resurgence continues to rapidly evolve. The extent to which the outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of June 30, 2022, these holders beneficially owned approximately 15.6% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

Many of our employees, consultants and contractors were previously employed at universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. In addition, we share an undivided, open office space with our sublessor, and our employees or other individuals who are in our offices may have access to information regarding our sublessor’s business, including potentially proprietary information. Although we try to ensure that our employees, consultants, and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information. Litigation may be necessary to defend against these claims.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results. Following that announcement, on June 3, 2021, and June 22, 2021, purported stockholders of our company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against us and our Chief Executive Officer, President, and Director, David Lucchino, entitled Evans v. Frequency Therapeutics, Inc. et al. and Hingston v. Frequency Therapeutics, Inc. et al., respectively. On March 15, 2022, the Court appointed Julian Quinones as lead plaintiff, and, on March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. On March 21, 2022, the Evans and Hingston lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al., and on May 16, 2022, the Quinones plaintiff filed a consolidated amended complaint, or the Amended Complaint. The Amended Complaint added our Chief Development Officer, Dr. Carl LeBel, as a defendant. The Amended Complaint alleges violations of Section 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, due to allegedly false and misleading statements and omissions about our Phase 2a clinical trial (FX-322-202) for our product candidate FX-322 in our public disclosures between November 16, 2020 and March 22, 2021. The lawsuits seek, among other things, damages in connection with our allegedly artificially inflated stock price between October 29, 2020, and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs.

.

Additionally, on June 24, 2021, two purported stockholders of our Company filed a lawsuit in the Court of Chancery of the State of Delaware against (i) us, (ii) our Chief Executive Officer, President, and Director, David Lucchino, (iii) Computershare Inc., and (iv) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust,et al. v. Frequency Therapeutics, Inc., et al. The lawsuit asserted causes of action against us of conversion and, in the alternative, unjust enrichment, and against Mr. Lucchino for breach of the fiduciary duty of loyalty, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in our company. On June 21, 2022, the Court dismissed with prejudice the breach of the fiduciary duty of loyalty claim against Mr. Lucchino for failure to state a claim, and dismissed the remaining claims against us and the Computershare defendants for lack of subject matter jurisdiction.

Finally, On June 30, 2022, a purported stockholder of our Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on our behalf against members our board of directors and us as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Securities Exchange Act of 1934, as amended, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. Our board members are each party to an indemnification agreement with us that may require us to reimburse the board members for certain expenses and other costs related to this lawsuit.

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

The trading price of our common stock has been highly volatile.

The trading price of our common stock has been highly volatile, particularly over the last year. For example, on June 30, 2021, the closing price of our common stock was $9.96 per share and on June 30, 2022 it was $1.50 per share. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and economic factors that are beyond our control. In addition, while the stock market in general has experienced high volatility, biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2019, we completed our IPO and issued and sold 6,325,000 shares of our common stock (including 325,000 shares of our common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $14.00 per share. We received approximately $79.7 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated October 2, 2019, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 on October 4, 2019.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Separation Agreement, dated as of March 31, 2022, by and between Frequency Therapeutics, Inc. and Peter P. Pfreundschuh	8-K	001-39062	10.1	3/31/22

10.2	Sublease Agreement, dated July 8, 2022, by and between Frequency Therapeutics, Inc. and Saliogen Therapeutics, Inc.	8-K	001-39062	10.2	7/8/22

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Vice President of Finance and Operations					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Vice President of Finance and Operations					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.					***

* Filed herewith

** Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: August 9, 2022	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President of Finance and Operations (principal financial officer and principal accounting officer)