Form 10-Q
period 2022-09-30
Frequency Therapeutics, Inc.
filed 2022-11-08
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 35,262,083 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our Phase 2b clinical trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in multiple sclerosis, and any other future clinical trials for our product candidates;
•
the impact and any future impact of public health emergencies, such as COVID-19, on our ongoing and planned clinical trials, our research and development activities and our business and financial markets;
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

•
We may be impacted by general economic, political, and geopolitical conditions such as recessions, interest rates, inflation rates, labor shortages, supply chain difficulties, fuel prices, sanctions, and acts of war or terrorism, including the recent hostilities between Russia and Ukraine. For example, the recent sanctions imposed by the United States on Russia may impede our ability to pay fees related to Russian patents making the future of such patents uncertain;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$43,846	$79,635
Short-term marketable securities	55,501	51,072
Prepaid expenses and other current assets	1,643	4,041
Total current assets	100,990	134,748
Long-term marketable securities	—	11,719
Property and equipment, net	3,410	5,522
Right of use assets	29,587	31,350
Restricted cash	1,699	1,699
Other long-term assets	327	320
Total assets	$136,013	$185,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,009	$2,748
Accrued expenses	5,417	6,101
Lease liabilities	1,948	1,747
Other current liability	296	—
Term loan, current portion	8,333	833
Total current liabilities	20,003	11,429
Lease liabilities, net of current portion	27,291	28,851
Term loan, net of current portion	6,667	14,167
Other long-term liabilities	79	87
Total liabilities	54,040	54,534
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,262,233 and 34,611,213 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	326,617	310,936
Accumulated other comprehensive income	(376)	(62)
Accumulated deficit	(244,303)	(180,085)
Total stockholders’ equity	81,973	130,824
Total liabilities and stockholders’ equity	$136,013	$185,358

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$14,068
Operating expenses:
Research and development	11,715	15,662	38,769	48,169
General and administrative	8,560	9,328	26,037	28,571
Total operating expenses	20,275	24,990	64,806	76,740
Loss from operations	(20,275)	(24,990)	(64,806)	(62,672)
Interest income	351	172	871	315
Interest expense	(263)	(182)	(649)	(582)
Realized gain (loss) on investments	1	(9)	3	(23)
Foreign exchange (loss) gain	(5)	(4)	(7)	16
Other income (expense), net	621	(139)	361	(227)
Loss before income taxes	(19,570)	(25,152)	(64,227)	(63,173)
Income tax benefit (provision)	23	(3)	9	(13)
Net loss	$(19,547)	$(25,155)	$(64,218)	$(63,186)
Net loss per share attributable to common stockholders-basic and diluted	$(0.55)	$(0.73)	$(1.83)	$(1.84)
Weighted-average shares of common stock outstanding-basic and diluted	35,247,680	34,448,746	35,013,189	34,268,736

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(19,547)	$(25,155)	$(64,218)	$(63,186)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	16	(4)	(314)	(24)
Total other comprehensive gain (loss)	16	(4)	(314)	(24)
Comprehensive loss	$(19,531)	$(25,159)	$(64,532)	$(63,210)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, June 30, 2021	34,385,916	$34	$299,429	$7	$(133,430)	$166,040
Stock-based compensation expense	-	-	5,886	-	-	5,886
Purchase of common stock under Employee Stock Purchase Plan	7,064	1	60	-	-	61
Issuance of common stock, net	161,060	-	288	-	-	288
Forfeiture of restricted stock	(2,165)	-	-	-	-	-
Other comprehensive loss	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(25,155)	(25,155)
Balance, September 30, 2021	34,551,875	$35	$305,663	$3	$(158,585)	$147,116

Balance, June 30, 2022	34,976,409	$35	$320,966	$(392)	$(224,756)	$95,853
Stock-based compensation expense	-	-	5,595	-	-	5,595
Purchase of common stock under Employee Stock Purchase Plan	44,774	-	57	-	-	57
Issuance of common stock, net	200	-	(1)	-	-	(1)
Issuance of common stock pursuant to restricted stock units	240,850	-	-	-	-	-
Other comprehensive gain	-	-	-	16	-	16
Net loss	-	-	-	-	(19,547)	(19,547)
Balance, September 30, 2022	35,262,233	$35	$326,617	$(376)	$(244,303)	$81,973

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	-	-	16,586	-	-	16,586
Purchase of common stock under Employee Stock Purchase Plan	7,064	1	60	-	-	61
Issuance of common stock, net	582,976	-	1,188	-	-	1,188
Forfeiture of restricted stock	(2,165)	-	-	-	-	-
Other comprehensive loss	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	(63,186)	(63,186)
Balance, September 30, 2021	34,551,875	35	305,663	3	(158,585)	147,116

Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	15,425	-	-	15,425
Purchase of common stock under Employee Stock Purchase Plan	76,606	-	196	-	-	196
Issuance of common stock, net	22,964	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	551,450	-	(1)	-	-	(1)
Other comprehensive loss	-	-	-	(314)	-	(314)
Net loss	-	-	-	-	(64,218)	(64,218)
Balance, September 30, 2022	35,262,233	$35	$326,617	$(376)	$(244,303)	$81,973

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(64,218)	$(63,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,425	16,586
Depreciation expense	2,094	2,038
Non-cash lease expense	1,763	495
Non-cash interest expense	421	179
Loss on disposal of assets	—	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,193	2,888
Accounts payable	459	(1,910)
Deferred revenue	—	(14,068)
Lease liabilities	(1,359)	(7)
Accrued expenses	(396)	(1,202)
Net cash used in operating activities	(42,618)	(58,171)
Cash flows from investing activities:
Sales (purchases) of property and equipment	18	(2,853)
Purchase of marketable securities	(46,914)	(66,226)
Redemption of marketable securities	53,469	17,600
Net cash provided by (used in) investing activities	6,573	(51,479)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	60	1,188
Proceeds from Employee Stock Purchase Plan	196	61
Net cash provided by financing activities	256	1,249
Net decrease in cash, cash equivalents and restricted cash	(35,789)	(108,401)
Cash, cash equivalents, and restricted cash at beginning of period	81,334	222,161
Cash, cash equivalents, and restricted cash at end of period	$45,545	$113,760
Non-cash items:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$34

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of September 30, 2022, the Company had an accumulated deficit of $244,303. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2022 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

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

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2022 and December 31, 2021 are summarized as follows:

		September 30, 2022
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	29,964	(1)	29,963
Short-term marketable securities	Level 2	55,814	(313)	55,501
		$85,778	$(314)	$85,464

		December 31, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	48,160	—	48,160
Short-term marketable securities	Level 2	51,116	(44)	51,072
Long-term marketable securities	Level 2	11,764	(45)	11,719
		$111,040	$(89)	$110,951

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

4. Property and equipment

Property and equipment include the following:

	September 30,	December 31,
	2022	2021
Lab equipment	$5,866	$6,177
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,395	9,706
Accumulated depreciation	(5,985)	(4,184)
Property and equipment, net	$3,410	$5,522

The Company recognized $679 and $2,094 and $735 and $2,038 of depreciation expense for the three and nine months ended September 30, 2022 and 2021, respectively.

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Payroll and employee related expenses	$3,322	$4,375
Professional fees	675	767
Third-party research and development expenses	1,222	840
Other	198	119
Total	$5,417	$6,101

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

6. Debt

On December 11, 2020 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with a commercial bank for a term loan with a principal balance of $15,000. The Company will make monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continuing through May 1, 2024 (the Loan Maturity Date). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at September 30, 2022 was 7.75%, resulting in interest expense of $263 and $649 for the three and nine months ended September 30, 2022, respectively.

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

7. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(19,547)	$(25,155)	$(64,218)	$(63,186)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	35,247,680	34,448,746	35,013,189	34,268,736
Net loss per share attributable to common stockholders- basic and diluted	$(0.55)	$(0.73)	$(1.83)	$(1.84)

8. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of September 30, 2022.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 35,262,233 and 34,611,213 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

The Company has reserved the following shares of common stock for future issuance as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Stock options outstanding	5,753,361	6,830,037
Shares available for future grant under incentive plans	976,908	1,552,630
	6,730,269	8,382,667

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

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at September 30, 2022. During the nine months ended September 30, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50. No shares were sold during the three months ended September 30, 2022.

9. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price (1)	(in years)	value
Outstanding as of December 31, 2021	6,830,037	$5.35	7.76	$6,987
Granted	187,176	1.73	8.25	—
Exercised	(10,047)	1.24	—	$37
Forfeited	(1,253,805)	17.94	—	—
Outstanding as of September 30, 2022	5,753,361	$2.49	6.86	$1,061
Options exercisable as of September 30, 2022	4,375,078	$2.58	6.54	$1,004
Options unvested as of September 30, 2022	1,378,283	$2.20	7.90	$57

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

(1) On August 17, 2022, the Company's Board of Directors approved the repricing of all options granted under the 2019 Incentive Award Plan that were held by then current employees, executives, directors, and consultants for which the exercise price per share was greater than the closing price per share of the Company's common stock on August 17, 2022 (the "Underwater Options") by reducing the exercise price of each Underwater Option to $2.14, the closing price per share of the Company's common stock on August 17, 2022. See "Repricing of stock options" section for more information.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

September 30,
2022
Risk-free interest rate	2.8%
Expected term (in years)	6.0
Expected volatility	80.0%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 and 2021 was $1.40 and $1.60 and $5.64 and $22.57, respectively.

The total grant date fair value of options vested during the three and nine months ended September 30, 2022 and 2021 was $3,100 and $11,390 and $3,418 and $12,231, respectively.

Repricing of stock options

On August 17, 2022, the Board of Directors approved the repricing of each Underwater Option to $2.14, the closing price per share of the Company's common stock on August 17, 2022. Except for the modification of the exercise price, all other terms and conditions of the Underwater Options remain in effect.

The option repricing resulted in incremental stock-based compensation of $2,500, of which $1,500 was recorded as expense in the three months ended September 30, 2022 and $1,000 will be recognized as expense over the requisite service period in which the options vest.

Restricted common stock

The Company issued common stock to founders, employees and advisors which was subject to vesting over four years. If any of these individuals ceased to be employed or to provide services to the Company prior to vesting, the Company had the right to repurchase any unvested Common Stock at the price paid by the holder.

There was no unvested restricted common stock as of September 30, 2022. The total value of restricted stock awards that vested during the three and nine months ended September 30, 2021, based on estimated fair values of the stock underlying the restricted stock awards, $0 and $2, respectively. No restricted stock awards vested during the three and nine months ended September 30, 2022.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the nine months ended September 30, 2022:

	Number of shares	Weighted average fair value
Unvested, December 31, 2021	626,300	$9.54
Awarded	3,576,650	3.01
Vested	(551,450)	9.54
Forfeited	(549,850)	5.06
Unvested as of September 30, 2022	3,101,650	$2.80

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,095	$2,774	$5,994	$7,393
General and administrative	3,500	3,112	9,431	9,193
Total	$5,595	$5,886	$15,425	$16,586

As of September 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $23,888. This amount is expected to be recognized over a weighted-average period of 1.72 years.

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

As of September 30, 2022, a total of 1,225,527 shares remain for future offering periods.

11. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and nine months ended September 30, 2022 and 2021 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at September 30, 2022 and December 31, 2021 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the three and nine months ended September 30, 2022, the Company invoiced Astellas $36 and $337, respectively, for joint costs.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Robert Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology (the MIT Policy), inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Dr. Langer received $11 from MIT under the MIT Policy during the three and nine months ended September 30, 2022 and $6 during the three and nine months ended September 30, 2021.

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

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

Cambridge Enterprise Limited

In December 2019, the Company entered into an Exclusive Patent License Agreement (the Cambridge License) with Cambridge Enterprise Limited (the technology transfer arm of the University of Cambridge) (Cambridge) under which the Company received an exclusive worldwide royalty-bearing license to certain patent rights to make, have made, sell, offer to sell and import products, or (the Cambridge License Product) which incorporate licensed technology for the treatment of demyelinating diseases. The Company also had the right to grant sublicenses under the Cambridge License. Cambridge reserves the right to use for itself (as well as for the inventors and the funder) to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care. Upon entering into the Cambridge License, the Company made a $50 license fee payment. The Company is obligated to pay an annual license fee of $50. On June 28, 2022, the Company sent Cambridge a notice stating that the Company would be terminating the Cambridge License in 90 days' time, and on September 26, 2022 this termination became effective. The Company is not subject to any payments or costs as a result of this termination.

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

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,699 security deposit for this lease is classified as restricted cash as of September 30, 2022. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of September 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl LeBel, was added as a defendant. The plaintiffs allege violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2022.

On June 21, 2022, the Delaware Chancery Court dismissed a lawsuit brought by two purported stockholders against the Company and others. For previously reported information on this lawsuit, refer to Part I, Item 3, "Legal Proceedings" of the Company's 2021 Form 10-K. On August 16, 2022, these same two purported stockholders of the Company filed a similar lawsuit in Delaware Superior Court against (i) the Company, (ii) Computershare Inc., and (iii) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company for breach of the statutory duty of care, negligence, conversion, and unjust enrichment, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The Company intends to vigorously defend against all claims asserted in the lawsuit. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2022.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Exchange Act, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements - (continued)

(Amounts in thousands, except share and per share amounts)

duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. On September 27, 2022, this lawsuit was stayed pending resolution of the Quinones case. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2022.

15. Sublease

On July 8, 2022, the Company entered into a Sublease Agreement with SalioGen Therapeutics, Inc. (SalioGen) to sublease approximately 30,040 rentable square feet of the Company's office space in Lexington, MA for a two-year term. The base sublease rent per month for the first and second year of the sublease is $197 and $203, respectively. In addition to base rent, SalioGen will pay 49% of operating costs and taxes payable under the Company's lease for the Lexington, MA office space.

Since commencement, the Company has accounted for the Lexington, MA office space as an operating lease. In accordance with ASC 842, the Company concluded the sublease is also an operating lease. The Company recognized sublease income of $593 for the three and nine months ended September 30, 2022. The below table shows the expected future sublease income as of September 30, 2022.

Years Ending December 31,	Sublease Income
2022 (excluding the nine months ended September 30, 2022)	593
2023	2,371
2024	1,383
Total future sublease income	4,347

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

In March 2021, we announced data from a Phase 1b clinical trial of FX-322 that was designed to evaluate the impact of injection conditions on tolerability (FX-322-111). The data showed hearing improvement from a single injection of FX-322. In the multi-center, randomized study, subjects with mild to severe SNHL (n=33) were injected in one ear with FX-322 with the untreated ear as the control. Hearing function was tested over the course of 90 days following dosing. Thirty-two subjects completed the 90-day clinical assessment period and, at day 90 following dosing, 34% of these subjects achieved a 10% or greater absolute improvement in WR scores in the treated ear, several of which exceeded the 95% confidence interval for the WR test which was considered clinically meaningful. This included a subset of subjects that more than doubled their WR scores. Twenty-five subjects were subsequently evaluated during the 8 to 12 months following FX-322 dosing and, as of September 2021, three additional subjects had shown statistically significant hearing improvements when evaluated against their day 90 values. In this trial, FX-322 showed a favorable safety profile and was well tolerated.

In May 2021, we announced data from a Phase 1b clinical trial of FX-322 in presbycusis (age-related hearing loss) (FX-322-112). The double-blind, placebo-controlled, randomized, multicenter safety study enrolled 30 individuals aged 66-85 with presbycusis. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated hearing measures, as well as safety, otologic and audiologic assessments were also evaluated in the study. By design, the study recruited subjects with no medical history of noise-induced or sudden sensorineural hearing loss (SSNHL), etiologies where FX-322 associated hearing benefits were observed in prior studies, as we continue to separately evaluate subjects with specific forms of hearing loss to better refine cohorts for future studies. While the treatment effect was not significant compared to placebo, results from the study showed a favorable safety and tolerability profile with no reported treatment-related serious adverse events.

In December 2021 we announced data from a Phase 1b clinical trial of FX-322 in subjects aged 18-65 with severe SNHL (FX-322-113). The double-blind, placebo-controlled, randomized, multicenter safety study enrolled 31 subjects with severe SNHL. Study participants were randomized 4:1 to receive either FX-322 or placebo in one ear. Validated measures of hearing, as well as safety, otologic and audiologic assessments were also evaluated in the study. To gain a more comprehensive understanding of the potential impact of FX-322 in this population, we evaluated hearing using multiple tests of speech perception in both quiet and noisy backgrounds, including the Bamford-Kowal-Bench Sentence-in-Noise exam, or BKB-SIN. In this study, BKB-SIN test improvements were observed in three FX-322 treated subjects, all of whom exceeded the 95 percent critical difference of 3.1dB signal-to-noise ratio, with two subjects showing a 6dB response. A single placebo subject had a 3.6dB change. In the study, subjects did not show substantial changes in speech perception measures in quiet. The safety profile in the study was favorable and there were no treatment-related serious adverse events reported.

In October 2021, we commenced dosing of a Phase 2b clinical trial of FX-322 (FX-322-208) in subjects with SNHL. FX-322-208 is a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in subjects with either noise-induced or sudden SNHL, the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical trials. The study’s primary endpoint is speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting with the U.S. Food and Drug Administration, or the FDA, the FDA agreed that speech perception is an acceptable primary efficacy endpoint. In October 2022, we announced that we had completed enrollment in FX-322-208 with a total of 142 subjects. We plan to release data from the study in the first quarter of 2023.

In November 2021, we introduced our new SNHL investigational therapeutic program, FX-345. This program may offer some advantages as we look to expand the opportunity to treat different types of SNHL. Specifically, FX-345 was designed to achieve exposure at desired drug concentrations through a large portion of the cochlea to assess if FX-345 could have an even bigger patient impact or help a broader population than FX-322. Additionally, greater coverage of the cochlea using FX-345 may extend the reach of our approach. Cochlear pharmacokinetic measures and human modeling data in a preclinical setting showed that FX-345 achieved exposure at desired concentrations through a larger portion of the cochlea for longer time. We plan to commence a Phase 1b trial of FX-345 in patients with SNHL in the fourth quarter of 2022 with results expected in the second half of 2023.

We believe our progenitor cell activation, or PCA, approach can impact a wide range of degenerative diseases. To that end, in addition to our lead program in hearing, we are working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate neurons in individuals with multiple sclerosis, or MS. MS induces demyelination, stripping axons of the myelin sheaths that support neuronal signal conduction and axonal survival. Prior to initiating our internal discovery program against a novel target, we licensed intellectual property from Scripps Research Institute, or Scripps, and Cambridge Enterprise Limited, or Cambridge, on approaches to promote remyelination. We have also provided funding that is being used to support the validation of this initial approach at Cambridge University. In November 2021, we introduced an internally discovered preclinical stage compound that induces substantially more remyelination than published comparator approaches based on in vivo models. Our efforts are focused on advancing proprietary Frequency compounds in preclinical safety studies to enable the filing of an investigational new drug application in the second half of 2023.

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

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA platform, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through proceeds from private and public securities financings, our term loan, and amounts received under our License and Collaboration Agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas.

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $64.2 million and $84.7 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $244.3 million.

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

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. Under the Cambridge License, we also had the right to grant sublicenses. Cambridge reserves the right to use for itself (as well as the investors and the funder) and the right to grant nonexclusive licenses to other academic institutions for any academic publication, research and teaching and clinical patient care. Upon entering into the Cambridge License, we made a $50 thousand license fee payment. We are obligated to pay an annual license fee of $50 thousand. One June 28, 2022, we sent Cambridge a notice stating that we would be terminating the Cambridge License in 90 days' time, and on September 26, 2022 this termination became effective. We are not subject to any payments or costs as a result of this termination.

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
•
option and license payments made to third parties, including MIT, Scripps, and MEE and, prior to termination of the Cambridge License, Cambridge, for intellectual property used in research and development activities; and
•
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically identifiable to research activities.

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
•
the commercialization of our product candidates, if and when approved
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the impact of public health emergencies, such as COVID-19, on our Phase 2b clinical trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, and planned Phase 1 study in our program for remyelination in MS.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; investor and public relations costs; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities, and other operating costs that are not specifically attributable to research and development activities.

Interest income

Interest income consists of interest earned on cash equivalents and marketable securities.

Interest expense

Interest expense consists of interest paid on our term loan.

Realized gain on investments

Realized gain on investments represents the gain realized on our marketable securities.

Foreign exchange loss

Foreign exchange loss represents the loss recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Other income, net

Other income, net consists of amortization expense and accretion income on investments as well as sublease income.

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and nine months ended September 30, 2022 and 2021 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,715	15,662	(3,947)
General and administrative	8,560	9,328	(768)
Total operating expenses	20,275	24,990	(4,715)
Loss from operations	(20,275)	(24,990)	4,715
Interest income	351	172	179
Interest expense	(263)	(182)	(81)
Realized gain (loss) on investments	1	(9)	10
Foreign exchange loss	(5)	(4)	(1)
Other income (expense), net	621	(139)	760
Loss before income taxes	(19,570)	(25,152)	5,582
Income tax benefit (provision)	23	(3)	26
Net loss	$(19,547)	$(25,155)	$5,608

Revenue

No revenue was recognized for the three months ended September 30, 2022 or 2021.

Research and development expenses

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$2,922	3,914	$(992)
FX-345	1,011	1,282	(271)
Multiple Sclerosis	1,128	1,470	(342)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,431	6,357	(1,926)
Laboratory supplies	49	97	(48)
Outsourced research and development	67	112	(45)
Facility-related costs	1,523	1,703	(180)
Depreciation and amortization	392	448	(56)
Other research and development costs	192	279	(87)
Platform development, early-stage research and unallocated expenses total	6,654	8,996	(2,342)
Total research and development expenses	$11,715	$15,662	$(3,947)

The $2.9 million of costs related to FX-322 incurred for the three months ended September 30, 2022 consisted primarily of $2.7 million of clinical costs associated with ongoing trials, including our ongoing Phase 2b clinical trial (FX-322-208), and $0.1 million of drug development and manufacturing costs. The $3.9 million of costs related to FX-322 incurred in the three months ended September 30, 2021 consisted primarily of $2.8 million of clinical development costs, $0.6 million of drug development and manufacturing costs, and $0.5 million of compound characterization costs.

The $1.0 million of costs related to FX-345 incurred for the three months ended September 30, 2022 consisted primarily of $0.4 million of drug development and manufacturing costs and $0.5 million of clinical trial costs associated with the planned Phase 1b trial. Similarly, the $1.3 million of costs related to FX-345 incurred for the three months ended September 30, 2021 consisted of $0.1 million of drug development and manufacturing costs and $1.2 million of preclinical safety costs.

The $1.1 million of costs related to MS incurred for the three months ended September 30, 2022 consisted primarily of $0.7 million of chemistry and compound characterization costs, $0.1 million of drug development and manufacturing costs, and $0.1 million of preclinical safety costs. Similarly, the $1.5 million of costs related to MS incurred for the three months ended September 30, 2021 consisted of $0.5 million of chemistry and compound characterization costs and $0.6 million of preclinical safety costs.

The $6.7 million of platform development, early-stage research and unallocated expenses incurred for the three months ended September 30, 2022, consisted primarily of $4.4 million in employee-related costs, including $2.1 million of stock-based compensation expense, and $1.5 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $2.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to a decrease of $1.9 million in employee-related costs, including salary, bonus, and stock-based compensation costs, due to employee attrition since September 30, 2021 as well as a $0.2 million decrease in facility-related costs.

General and administrative expenses

The $8.6 million of general and administrative expenses for the three months ended September 30, 2022 consisted primarily of $5.1 million in employee-related costs, including $3.5 million of stock-based compensation, $1.6 million in facility-related costs, $1.5 million in professional services costs, and $0.3 million in depreciation expense. General and administrative expenses decreased by $0.8 million from the three months ended September 30, 2021 due primarily to a $0.5 million decrease in professional services costs as we reduced reliance on third-party consulting and public relations vendors, a $0.2 million decrease in facility-related costs, due in part to a $0.1 million decrease in directors and officers insurance costs.

Interest income

Interest income was $0.4 million for the three months ended September 30, 2022 compared to interest income of $0.2 million for the three months ended September 30, 2021. This increase is due to the increase in interest rates from the previous year.

Interest expense

Interest expense was $0.3 million for the three months ended September 30, 2022 compared to interest expense of $0.2 million for the three months ended September 30, 2021. This increase is due to the increase in interest rates from the previous year.

Realized gain on investments

Realized gain on investments was $1 thousand for the three months ended September 30, 2022 compared to a realized loss of $9 thousand for the three months ended September 30, 2021. This increase is due to the composition of investments year over year.

Foreign exchange loss

Foreign exchange loss was $5 thousand for the three months ended September 30, 2022 as compared to $4 thousand for the three months ended September 30, 2021. The increase is due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other income, net

Other income, net was $0.6 million for the three months ended September 30, 2022 as compared to other expense, net of $0.1 million for the three months ended September 30, 2021. This increase is due to the sublease income generated in the three months ended September 30, 2022.

Income tax benefit

Income tax benefit was $23 thousand for the three months ended September 30, 2022 as compared to income tax expense of $3 thousand for the three months ended September 30, 2021.

Results of operations

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Revenue	$—	$14,068	$(14,068)
Operating expenses:
Research and development	38,769	48,169	(9,400)
General and administrative	26,037	28,571	(2,534)
Total operating expenses	64,806	76,740	(11,934)
Loss from operations	(64,806)	(62,672)	(2,134)
Interest income	871	315	556
Interest expense	(649)	(582)	(67)
Realized gain (loss) on investments	3	(23)	26
Foreign exchange (loss) gain	(7)	16	(23)
Other income (expense), net	361	(227)	588
Loss before income taxes	(64,227)	(63,173)	(1,054)
Income tax benefit (provision)	9	(13)	22
Net loss	$(64,218)	$(63,186)	$(1,032)

Revenue

No revenue was recognized for the nine months ended September 30, 2022 while $14.1 million was recognized for the nine months ended September 30, 2021, which consists of the revenue recognized from the $80.0 million upfront fee we received under the Astellas Agreement in July 2019. In accordance with ASC 606, we recognized the upfront payment as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$8,583	$10,136	(1,553)
FX-345	3,493	4,268	(775)
Multiple Sclerosis	3,194	5,223	(2,029)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	15,834	20,167	(4,333)
Laboratory supplies	223	401	(178)
Outsourced research and development	620	355	265
Facility-related costs	4,934	5,383	(449)
Depreciation and amortization	1,233	1,148	85
Other research and development costs	655	1,088	(433)
Platform development, early-stage research and unallocated expenses total	23,499	28,542	(5,043)
Total research and development expenses	$38,769	$48,169	$(9,400)

The $8.6 million of costs related to FX-322 incurred for the nine months ended September 30, 2022 consisted primarily of $7.8 million of clinical costs associated with ongoing trials, including our ongoing Phase 2b clinical trial (FX-322-208), and $0.5 million of drug development and manufacturing costs. The $10.1 million of costs related to FX-322 incurred in the nine months ended September 30, 2021 consisted primarily of $6.7 million of clinical development costs, $1.4 million of compound characterization costs, $0.7 million of pre-clinical safety costs, and $0.9 million of drug development and manufacturing costs.

The $3.5 million of costs related to FX-345 incurred for the nine months ended September 30, 2022 consisted primarily of $2.4 million of drug development and manufacturing costs, $0.5 million in clinical trial costs associated with the planned Phase 1b trial, and $0.2 million in regulatory fees related to the IND filing. Similarly, the $4.3 million of costs related to FX-345 incurred for the nine months ended September 30, 2021 consisted of $2.8 million of preclinical safety costs and $1.5 million of drug development and manufacturing costs.

The $3.2 million of costs related to MS incurred for the nine months ended September 30, 2022 consisted primarily of $1.9 million of chemistry and compound characterization costs, $0.4 million of preclinical safety costs, and $0.3 million of drug development and manufacturing costs. Similarly, the $5.2 million of costs related to MS incurred for the nine months ended September 30, 2021 consisted of $2.5 million of preclinical safety costs, $1.1 million of chemistry and compound characterization costs, and $0.7 million of drug development and manufacturing costs. The costs related to MS decreased $2.0 million from the nine months ended September 30, 2021 as we progressed in our research such that we could focus the scope of our efforts leading up to the selection of a lead remyelination development candidate for advancement into clinical development.

The $23.5 million of platform development, early-stage research and unallocated expenses incurred for the nine months ended September 30, 2022, consisted primarily of $15.8 million in employee-related costs, including $6.0 million of stock-based compensation expense, and $4.9 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $5.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily attributable to a $4.3 million decrease in employee-related costs, including salary, bonus, and stock-based compensation costs, due to employee attrition since September 30, 2021 as well as a $0.4 million decrease in facility-related costs as we incurred one-time moving costs in the prior year in connection with the move to our new office space in Lexington, MA in April 2021.

General and administrative expenses

The $26.0 million of general and administrative expenses for the nine months ended September 30, 2022 consisted primarily of $16.1 million in employee-related costs, including $9.4 million of stock-based compensation expense, $4.8 million of facility-related costs, $4.2 million of professional services costs, and $0.9 million of depreciation expense. General and administrative expenses decreased by $2.5 million from the nine months ended September 30, 2021 due primarily to a $1.5 million decrease in professional services costs as we reduced reliance on third party consulting and public relations vendors and a $0.7 million decrease in facility-related costs primarily related to a $0.3 million decrease in directors and officers insurance costs.

Interest income

Interest income was $0.9 million for the nine months ended September 30, 2022 compared to interest income of $0.3 million for the nine months ended September 30, 2021. This increase is due to the increase in interest rates from the previous year.

Interest expense

Interest expense was $0.6 million for the nine months ended September 30, 2022 and 2021. Interest expense is directly related to interest incurred on the term loan.

Realized gain on investments

Realized gain on investments was $3 thousand for the nine months ended September 30, 2022 as compared to a realized loss of $23 thousand for the nine months ended September 30, 2021. This increase is due to the composition of investments year over year.

Foreign exchange loss

Foreign exchange loss was $7 thousand for the nine months ended September 30, 2022 as compared to a gain of $16 thousand for the nine months ended September 30, 2021. The decrease is due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other income, net

Other income, net was $0.4 million for the nine months ended September 30, 2022 as compared to other expense, net of $0.2 million for the nine months ended September 30, 2021. This increase is due to the sublease income generated in the three months ended September 30, 2022.

Income tax benefit

Income tax benefit was $9 thousand for the nine months ended September 30, 2022 as compared to income tax expense of $13 thousand for the nine months ended September 30, 2021.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will fluctuate in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations particularly as we continue to operate as a public company. As a result, we will need sufficient capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, our term loan, and amounts received under the Astellas Agreement. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $99.3 million as of September 30, 2022. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based our estimates of our operating expenses and capital expenditure requirements on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As of September 30, 2022, we had $8.3 million of current debt and $6.7 million of non-current debt related to our term loan.

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

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having aggregate gross sales proceeds of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer acts as sales agent, or the ATM program. During the nine months ended September 30, 2022, we sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50 thousand.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs. These changes will preserve capital, ensuring that we are appropriately resourced to advance our pipeline of potential first-in-class treatments through key development milestones. The total costs related to the reduction in force are estimated to be approximately $1.0 million in research and development and $0.2 million in general and administrative, primarily related to severance costs and related expenses.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(42,618)	$(58,171)
Net cash provided by (used in) investing activities	6,573	(51,479)
Net cash provided by financing activities	256	1,249
Decrease in cash and cash equivalents	$(35,789)	$(108,401)

Cash flows for the nine months ended September 30, 2022

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $42.6 million, consisting of a net loss of $64.2 million as we incurred expenses associated with our FX-322 program, FX-345 program, MS program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $19.7 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash interest expense. Net cash used in operating activities was also impacted by a net $4.5 million decrease in operating assets and liabilities, including a $3.2 million decrease in prepaid expenses and other current assets, a $1.4 million decrease in lease liabilities, and a $0.4 million decrease in accrued expenses, partially offset by a $0.5 million increase in accounts payable.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $6.6 million, which was attributable to $53.4 million in redemptions of marketable securities and $18 thousand sales of property and equipment, partially offset by $46.9 million purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to $0.3 million in proceeds from the issuance of common stock and the sale of shares of common stock under the Employee Stock Purchase Plan.

Cash flows for the nine months ended September 30, 2021

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $58.2 million, consisting of a net loss of $63.2 million as we incurred expenses associated with our FX-322 program, platform development and early-stage research, and general and administrative expenses. In addition, we had non-cash charges of $19.3 million for depreciation, stock-based compensation expense, non-cash lease expense, non-cash interest expense and loss on disposal of assets. Net cash used in operating activities was also impacted by a net $20.1 million decrease in operating assets and liabilities, including a decrease of $14.1 million in deferred revenues from the upfront payment under the Astellas Agreement, a decrease in accrued expenses of $1.2 million, a $1.9 million decrease in accounts payable, and a $2.9 million decrease in prepaid expenses and other current assets.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $51.5 million, which was attributable to $66.2 million of purchases of marketable securities and $2.9 million of purchases of property and equipment, partially offset by $17.6 million in redemptions of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to $1.2 million in proceeds from the issuance of common stock and the sale of shares of common stock under the Employee Stock Purchase Plan.

Funding requirements

We expect our operating expenses to reflect our ongoing activities, particularly as we advance FX-322 through clinical trials and as we research and develop additional product candidates, including FX-345 and our MS candidate, conduct preclinical activities, studies for INDs, and initiation of human clinical trials. In addition, we expect to maintain general and administrative costs to manage the requirements of operating as a public company.

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
•
business and operations interruptions resulting from public health emergencies, including the COVID-19 global pandemic;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include current and new collaborations with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing investors' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing investors' rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14, “Commitments and contingencies – Legal Contingencies”, for more information.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $64.2 million and $84.7 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $244.3 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance FX-322 and our other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize FX-322 or our other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
continue to conduct our Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, and commence additional clinical studies relating to our product candidates;
•
continue to develop and commence clinical trials of FX-345 and our remyelination program in MS;
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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize FX-322 and our other product candidates. These expenditures include and will include, as the case may be, costs related to the Phase 2b trial of FX-322 (FX-322-208) and any additional trials we conduct to support the development of FX-322 and our other product candidates. In addition, we are obligated to make milestone and royalty payments in connection with the sale of resulting products and licensing revenues under our license agreements with Massachusetts Institute of Technology, or MIT, Massachusetts Eye and Ear, or MEE, and the Scripps Research Institute, or Scripps. We also expect to spend substantial amounts to identify and develop new product candidates based on our PCA platform.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities of $99.3 million will enable us to fund our operating expenses and capital expenditure requirements into 2024. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the clinical development of FX-322 and our other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, and other clinical trials of FX-322 or our other product candidates, may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of FX-322 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, and the development of any of our other product candidates including any unforeseen costs we may incur as a result of clinical trials due to the COVID-19 global pandemic or other causes;
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

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic, the conflict in Ukraine, the escalation of tensions between China and Taiwan, global supply chain issues, and increased inflation could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of FX-322 or our other product candidates, or potentially discontinue operations.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2014. Our operations to date have been limited to financing and staffing our company, licensing technologies, developing our PCA platform, developing and conducting preclinical and clinical studies of FX-322 for the treatment of SNHL, and developing a pipeline of preclinical and research programs, including FX-345 and our remyelination program in MS. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We utilize our PCA platform to develop product candidates, including FX-322 and FX-345, for the treatment of SNHL. Our PCA platform is designed to identify pathways to activate progenitor cells already present in the body to treat conditions or diseases through cellular regeneration. We have not, nor to our knowledge has any other company, received regulatory approval utilizing this mechanism of cellular regeneration. Given the novelty of our approach, we could encounter a longer than expected regulatory review process, increased development costs, or unexpected delays in, or even prevention of, the regulatory approval and commercialization of our product candidates, and we cannot be certain that our approach will lead to the development of any approvable or marketable products. For example, the FDA-approved treatment options available for people with SNHL are hearing aids and cochlear implants. Unlike FX-322, which is a therapeutic that targets one of the main underlying causes of SNHL, these treatment options are medical devices that are designed to target the symptoms of SNHL. As a result, these treatment options are not directly comparable to FX-322, and FDA requirements for marketing authorization of these treatment options may not be relevant for FX-322. While we are developing what we believe are appropriate measurements of efficacy for FX-322, we cannot be certain that the FDA will agree with our measurements or that they will be sufficient for approval. If we were to encounter any of the foregoing, our business and financial prospects could be materially harmed.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs or the FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.

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

The extent to which COVID-19 may continue to impact our business, preclinical studies, clinical trials (including the completion and timing of our Phase 2b clinical trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, and planned Phase 1 study for our program in remyelination of MS) and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, adoption and effectiveness of vaccines and other actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks related to commercialization

We face significant competition from biotechnology, pharmaceutical, and medical device companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology, pharmaceutical, and medical device industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing products to treat SNHL through the regeneration of hair cells or through other mechanisms, and we also anticipate that new companies will enter the SNHL market in the future. If we successfully develop and, if approved, commercialize FX-322 or FX-345 for the treatment of SNHL, it may compete, or potentially be used in conjunction, with currently marketed devices, including the hearing aids and cochlear implants currently available and the next generation of improved hearing aids and cochlear implants, and any new therapies that may become available in the future. Furthermore, changes in the regulatory landscape may increase competition from hearing aids. The FDA Reauthorization Act of 2017 directed the FDA to, by regulation, categorize certain hearing aids as over-the-counter, or OTC, hearing aids, which would permit such OTC hearing aids to be available to consumers without first requiring a visit to a medical professional. In August 2022, the FDA issued a final rule creating this new category of OTC devices, and in October 2022, this final rule became effective. This final rule is expected to make obtaining hearing aids less expensive and more convenient. We are also aware of several companies developing programs with research and development efforts to treat MS through the regeneration of myelin. If we successfully develop and, if approved, commercialize our remyelination program for the treatment of MS, it may compete, or potentially be used in conjunction with, currently marketed therapeutics and any new therapeutics that may become available in the future.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, and any future clinical trials of our other product candidates. Our reliance on CROs and clinical trial sites for clinical development activities limits our control over these activities and we were not involved in developing their policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards. For example, we have identified and corrected errors made by a clinical trial site and a CRO in the FX-322-111 and FX-322-113 trials, respectively.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures, if any, will impact our business.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been administration efforts, Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be implemented in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Many of our employees work remotely from home at times. In addition, when in the office, our employees share an open, undivided office space with our sublessor. This subjects us to heightened operational risks. For example, technologies in our employees’ homes may not be as robust and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable, and we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss. In our office, there are risks that individuals accessing our shared office space who are not associated with us may have access to confidential data, including from our clinical trials. There is no guarantee that the security and privacy safeguards we will put in place both for remote work and for our shared office space will be completely effective or that we will not encounter risks associated with unauthorized access to our data and information. If any of these risks were to occur, our business and operations could be materially adversely affected.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
any delay in the enrollment or ultimate completion of the Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, and any futures clinical trials of FX-322 for the treatment of SNHL;
•
the results of the Phase 2b trial of FX-322 (FX-322-208), planned Phase 1b clinical trial of FX-345, planned Phase 1 study in our program for remyelination in MS, or any future clinical trials of FX-322 for the treatment of SNHL or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our Phase 2a (FX-322-202) interim results, showing that four weekly injections in subjects with mild to moderately severe SNHL did not demonstrate improvements in hearing measures versus placebo, a finding we believe is due to an uncontrolled bias and the limitation to a single baseline measure;
•
our ability to develop FX-345, our remyelination program in MS, or any additional product candidates based on our PCA platform;

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
•
trading volume of our common stock; and
•
general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation rates, labor shortages, supply chain difficulties, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the hostilities between Russia and Ukraine and the escalation of tensions between China and Taiwan, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

In addition, the trading prices for common stock of biopharmaceutical companies continue to be highly volatile as a result of the COVID-19 pandemic and general market conditions, among other reasons. The COVID-19 pandemic and fluctuations in the global economy continue to evolve and remain unpredictable. The extent to which a public health emergency, such as the COVID-19 pandemic, may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of September 30, 2022, these holders beneficially owned approximately 15.9% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. See Note 14, “Commitments and contingencies – Legal Contingencies”, for a description of our material legal proceedings.

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

The trading price of our common stock has been highly volatile, particularly over the last year. For example, on September 30, 2021, the closing price of our common stock was $7.06 per share and on September 30, 2022 it was $1.79 per share. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and economic factors that are beyond our control. In addition, while the stock market in general has experienced high volatility, biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising interest rates, declines in consumer confidence, declines in economic growth, increase in unemployment rates and uncertainty about economic stability. Our business and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including the recent hostilities between Russia and Ukraine and the escalation of tensions between China and Taiwan which could have a lasting impact on regional and global economies.

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

FREQUENCY THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2022	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President of Finance and Operations (principal financial officer and principal accounting officer)