Form 10-K
period 2022-12-31
Frequency Therapeutics, Inc.
filed 2023-03-10
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, was $46.8 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 35,286,837.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the initiation, timing, progress and results of our preclinical and clinical trials and research and development of programs, including our planned Phase 1 study in our remyelination in multiple sclerosis program, and any other future clinical trials for any product candidates;
•
our ability to continue to develop our progenitor cell activation, or PCA, approach and identify additional product candidates;
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
•
the implementation of our strategic plans for our business, product candidates, and technology, including our reduction in force and changes to senior management;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, PCA approach, and technology;
•
estimates of our expenses, future revenues, capital requirements, and our need for additional financing;
•
our ability to establish collaborations;
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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are heavily dependent on the success of our remyelination in multiple sclerosis program, or MS Program, which is still under development. If our MS Program does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed;
•
We utilize our PCA approach to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of any product candidates, including from our MS Program, is uncertain;
•
Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Our FX-322 Phase 2b results (FX-322-208), for example, showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. Any other product candidate that we advance into clinical trials may also not achieve favorable results in later clinical trials, if any, or receive marketing approval;
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
•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our MS Program or any other product candidates, our business will be substantially harmed;
•
We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;
•
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our MS Program and additional product candidates;
•
We face significant competition from biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;
•
If we are unable to establish sales and marketing capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidate we develop, if approved;
•
Public health emergencies, including COVID-19, have caused and could continue to cause disruptions to our business, including our preclinical studies, clinical trials and operations and could adversely impact our financial condition and results of operations;
•
We are currently subject to securities class action and other shareholder litigation and could be subject to similar or other litigation in the future; and
•
Our organizational changes undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not achieve our intended outcome.

PART I

Item 1. Business.

Overview

We are pioneering a new category in regenerative medicine that aims to restore human function by developing therapeutics that activate a person’s innate regenerative potential within the body through the activation of progenitor cells. Our lead preclinical program is designed to activate oligodendrocyte precursor cells with the goal of inducing remyelination and potential functional recovery for individuals living with multiple sclerosis, or MS.

Our proprietary approach, called progenitor cell activation, or PCA, uses small molecules to activate progenitor cells within the body to create functional tissue. These progenitor cells, which are similar to stem cells, already reside in the target tissues in the body and can develop and differentiate into specific cell types within an organ. We believe this approach provides us the opportunity to pursue multiple proposed indications and develop potential treatments for an array of degenerative diseases throughout the body.

Our first application of this technology was for the restoration of the cochlea, with a focus on treating a condition called sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. Our lead cochlear regeneration program, FX-322, was designed to treat the underlying cause of SNHL by regenerating cells in the inner ear required for hearing through the activation of progenitor cells already present in the cochlea. Since 2019, we ran five FX-322 clinical studies, all with the aim of understanding safety as well as severities and etiologies that FX-322 might treat and the appropriate dose regime. In several of these studies, we had observed that a single dose of FX-322 was associated with statistically significant improvements in hearing function as measured by improved speech perception in subjects with SNHL giving us confidence in the potential of FX-322 as a potential drug candidate for hearing loss.

In 2021 we commenced our sixth study, a Phase 2b clinical trial of FX-322 (FX-322-208), a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in 124 subjects, ultimately enrolling 142 subjects, with either noise-induced or sudden SNHL, the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical trials. The study’s primary endpoint was speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting, the FDA agreed that speech perception is an acceptable primary efficacy endpoint. For the statistically powered study, we assumed 5% of placebo subjects would show an improvement. Therefore, our treatment effect was targeted to be 20% at day 90. Consequently, a sample size of 112 subjects at 80% power to detect this 20% difference at a significance level of 0.05 resulted in enrollment of 142 subjects to account for potential subject attrition.

In February 2023, we announced results of the Phase 2b clinical trial of FX-322 (FX-322-208) and that the study failed to achieve its primary efficacy endpoint of an improvement in speech perception. Data showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. There were also no measurable improvements observed in any of the study’s secondary endpoints. As a result of this outcome, we decided to discontinue the FX-322 development program.

Simultaneously, we were working on a second hearing program, called FX-345, which we believed might expand the opportunity to treat different types of SNHL as FX-345 was designed to achieve exposure at desired drug concentrations through a large portion of the cochlea. Cochlear pharmacokinetic measures and human modeling data in a preclinical setting showed that FX-345 achieved exposure at desired concentrations through a larger portion of the cochlea for longer time as compared to FX-322 and therefore we believe that greater coverage of the cochlea using FX-345 may extend the reach of our approach. The FX-345 program commenced dosing in a Phase 1b study completing an initial safety cohort. Given the outcome of the FX-322-208 study data and the similarities of the two candidates in design, intended mechanism of action and clinical design components, the decision was made to also cease development of FX-345 and our hearing program overall and to now focus our resources to advance the remyelination in MS program, or MS Program, into the clinic.

While exiting hearing was a difficult decision, we continue to strongly believe our PCA approach can impact a wide range of degenerative diseases. We are now working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate neurons in individuals with MS. MS induces demyelination, stripping axons of the myelin sheaths that support neuronal signal conduction and axonal survival. We previously reported that we had identified a novel target relevant to myelination. Modulation of this target induces robust oligodendrocyte differentiation and expression of myelin proteins in vitro. We have identified multiple novel chemical entities that induce robust remyelination following demyelination in an adult in vivo animal model.

The MS Program is independent of the now discontinued hearing program, with a distinct molecular target, mechanism, progenitor cell population, and small molecule drug candidates. Further, a well-defined clinical path with objective biomarkers such as visual evoked potential (VEP) and magnetic resonance imaging (MRI) exist for studying the performance of remyelination therapies in MS patients. Our novel agents substantially outperform other clinically studied remyelination agents in head-to-head in vivo studies. We plan to begin our clinical program for remyelination in the first half of 2024. Refer to Our multiple sclerosis (MS) program below for detailed information on our internal program and ongoing sponsored research.

Concurrent with the release of the FX-322 Phase 2b clinical trial (FX-322-208) results in February 2023, the Company also announced it will immediately reduce headcount as part of an overall restructuring, downsizing personnel by approximately 55 percent. The Company believes that the restructuring will generate sufficient cost savings to extend its runway into 2025 and enable it to complete a first clinical trial of its MS Program in the second half of 2024.

Our team and history

Our company was founded in 2014 with the goal of creating medicines based on breakthrough research focused on activating the body’s regenerative potential. In their groundbreaking research, Professors Robert S. Langer at the Massachusetts Institute of Technology and Jeffrey Karp at Harvard Medical School decoded the natural signals between cells that make the intestine one of the most regenerative organs in the body through the continuous activation of progenitor cells. Recognizing that similar progenitor cells were present but inactive in other organs, they discovered how to adapt these natural signals using small molecules to temporarily activate progenitor cells in other organs and create a localized healing response.

Our leadership team includes experienced biotech executives David L. Lucchino, our Chief Executive Officer and co-founder, Christopher R. Loose, our Chief Scientific Officer and co-founder, and Quentin McCubbin, our Chief Manufacturing Officer. As a result of our restructuring, Carl P. LeBel, Chief Development Officer, and Wendy S. Arnold, Chief People Officer, will be leaving the Company effective March 31, 2023 while Susan Stewart, Chief Regulatory Officer, will be leaving the Company effective April 30, 2023. We have also assembled a world-class team of leaders in regenerative biology, drug development, and drug delivery with a Remyelination Advisory Board comprised of leading experts from across the neurosciences. Our PCA Regenerative Medicine Advisory Board members are at the forefront of scientific discovery on the activation of progenitor cells and their potential application to therapeutic interventions in diseases of multiple tissues and organs.

Our strategy

We intend to create and commercialize therapeutics to potentially transform the lives of individuals by repairing or reversing damage done to cells, tissue, and organs. To do so, we are implementing the following strategies:

•
Advance a remyelination therapy using our PCA approach. We believe our PCA approach has the potential to address a wide range of clinical applications. We will continue to invest in research and development to enhance our PCA approach with the goal of delivering new therapeutics in additional indications. We identified MS as a disease where PCA has the potential to produce a restorative effect by stimulation of oligodendrocyte precursor cells, or OPCs, to myelinate axons. We established an internal research program using PCA to induce remyelination as a potential therapy for MS and have generated several preclinical stage compounds that, based on in vivo models, have shown significantly greater remyelinating effect than published comparator approaches. Our efforts are focused on advancing these compounds in preclinical safety studies to enable a first human trial to begin in the first half of 2024.
•
Continue to build strategic collaborative relationships. Given the broad potential opportunity of our PCA approach, we believe entering into strategic research, development, and commercial collaborations in select therapeutic areas may provide an attractive avenue to facilitate the capital-efficient development of our PCA approach and product pipeline. We believe these strategic collaborations could potentially provide significant funding to advance our product candidates while allowing us to benefit from the development and therapeutic area expertise of our collaborators. We may collaborate with large pharmaceutical companies, biotechnology companies, and academic institutions to maximize the potential of our PCA approach to create new therapies for patients.

Our approach: Progenitor cell activation within the body

We are pioneering a new class of small molecule therapeutics designed to activate progenitor cells already present within the body to create healthy functional tissues and organs. We developed our PCA approach to identify small molecules that selectively activate progenitor cells to regenerate tissues. Our current therapeutic focus is remyelination in MS. We believe that our preclinical studies in MS have validated the potential of our PCA approach to provide a new methodology to regenerative medicine.

Relationship between stem cells and progenitor cells

All cells in the human body arise from a single unspecialized, or undifferentiated, cell type called a pluripotent stem cell. Two of the key characteristics of pluripotent stem cells are their ability to renew themselves through cell division and the ability to differentiate into any cell type. Progenitor cells have similar self-renewal properties as pluripotent stem cells. However, progenitor cells are programmed to develop and differentiate into specific cell types within an organ. The progenitor cells are programmed to create specific cell types and, in some cases, allow mature tissue and organs to repair and renew. However, researchers have discovered that many organs throughout the human body that do not spontaneously regenerate do contain inactive progenitor cells that, if stimulated, are potentially available to induce regeneration.

We believe that our PCA approach bypasses the challenges presented by stem cell therapies by utilizing small molecule therapeutics to temporarily reactivate progenitor cells that are already located at the tissue target site within the body and are pre-programmed to make specific cell types.

Key attributes of our PCA approach

Our discoveries in regenerative medicine allow us to activate the innate capabilities of progenitor cells. We believe our PCA approach represents a transformative step in the evolution of regenerative medicine by providing the following key advantages compared to other regenerative approaches:

•
Harnesses innate biology. We overcome the major challenge of delivering and integrating cells into the proper location within tissue. Our small molecule therapeutic candidates activate the body’s own progenitor cells at the desired location in targeted tissues.
•
Ease of manufacturing. We eliminate the need to remove and grow live cells ex vivo, which can be costly and complex to manufacture and may pose potential safety risks. In contrast, our small molecule therapeutic candidates will be produced using standard pharmaceutical manufacturing methods.
•
No change to genome. Instead of altering genes, our small molecules are designed to temporarily activate the biochemical pathways that play a central role in the development of organs and tissues. This small molecule approach could create a disease-modifying or restorative effect without changing the body’s genetic code. In addition, we believe we avoid the risk of acquiring immune reactivity to our therapeutics, which is commonly associated with genetically modifying cells.

Our therapeutic discovery process

We utilize a proprietary process to identify small molecule combinations for activating progenitor cells.

•
Discovery in the right context. Traditional drug screening uses immortalized cell lines that are convenient for use in a laboratory but may not reflect the complex biology of tissue-specific cell types in the body. One of our core capabilities is using primary progenitor cell assays that are designed to maintain these cells in their natural state in order to increase the likelihood of successful drug discovery and translation into an effective tissue-specific therapeutic.
•
Decoding and controlling activation pathways for progenitor cells. We use our accumulated insights into progenitor cell signaling and aging to identify biological pathways that may activate a specific progenitor cell. We then design and apply small molecules to modulate the chosen biological pathways and achieve PCA.

By assessing our small molecule combinations in a highly relevant context, we and our collaborators have applied this discovery process to identify compounds that activate progenitor cells in numerous tissues.

Our multiple sclerosis (MS) program

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

The FDA has approved a number of disease-modifying therapies for MS that reduce the immune system attack on myelin, which may reduce the number of relapses, delay progression of disability, and limit new disease activity. However, none of these products directly induce the remyelination of the nerve fibers. There are no FDA approved remyelinating therapies for MS and we believe this remains the largest unmet medical need in individuals with MS. Our program aims to induce OPCs to differentiate into oligodendrocytes and replace the myelin lost to multiple sclerosis.

Our novel compounds

We believe our PCA approach can impact a wide range of degenerative diseases, including MS. MS induces demyelination, stripping axons of the myelin sheaths that support nerve signal conduction and axonal survival. Our program focuses on inducing remyelination by activating oligodendrocyte progenitor cells, or OPCs, in the central nervous system to generate new oligodendrocytes and regenerate myelin, potentially repairing the damage caused by MS. Our efforts are focused on advancing proprietary Frequency compounds in preclinical safety studies to begin our clinical program in the first half of 2024.

The potential for pharmacologic therapy to induce remyelination in MS has been supported by multiple clinical trials. Clinical trials testing clemastine, histamine receptor 3 inverse agonists, anti-LINGO antibodies, and bexarotene have shown modest improvements in electrophysiological or MRI measures of MS.

However, to maximize the benefit to individuals with MS, we believe it is likely that significantly more effective remyelinating agents will be necessary. To create such a therapeutic, we established an independent internal research program to explore the biology underlying remyelination and develop novel chemical entities, or NCEs. We have identified and are pursuing a novel target that modulates oligodendrocyte differentiation and remyelination. Our internal discovery efforts have yielded a number of potential Novel Chemical Entities (NCEs) that have shown encouraging remyelination inducing activity in preclinical studies. We compared some of our internally discovered preclinical stage compounds to three known compounds, thyroid hormone, anti-LINGO antibody, and clemastine, in in vivo models. In these models, our internally discovered preclinical stage compounds induced significantly more oligodendrocyte differentiation (Exhibit 1) and remyelination (Exhibit 2) in vivo than the published comparator compounds. Our internally discovered preclinical stage compounds were shown to be effective even in aged animals and drove remyelination in both white and gray matter, which are critical in motor, sensory and cognitive aspects of MS.

Exhibit 1:

Exhibit 2:

Leveraging our PCA approach for future applications

In addition to our MS Program, we believe our PCA approach has the potential to address a wide range of clinical applications. In directing our internal research, research collaborations, and in-licensing efforts, we intend to target areas of high unmet medical need for which the underlying disease process involves loss or degeneration of key cells that could be reversed using PCA. We believe the PCA approach could further be applied to diseases of the muscle, gastrointestinal tract, skin, and bone. We intend to continue to identify areas with high unmet need where our PCA approach and novel approach to regenerative medicine could lead to potentially disease-modifying therapeutics that create healthy functional tissues and improve peoples’ lives.

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

In an effort to secure our intellectual property positions we generally file patent applications directed to our programs. As of February 1, 2023, we owned, licensed, or have an option to license 34 patent families. These patent families include 31 U.S. patents, 128 ex-U.S. patents, 23 pending U.S. utility patent applications, 110 pending ex-U.S. utility applications, and 1 PCT patent application.

The intellectual property portfolio as of February 1, 2023 is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Multiple sclerosis program

We own intellectual property directed to the treatment of MS and we advise on an exclusively in-licensed portfolio of intellectual property directed to the treatment of MS from The Scripps Research Institute. As of February 1, 2023, no development candidate has been designated, but the intellectual property portfolio for our MS research program currently includes 3 patent families including 4 U.S. patents, 15 ex-U.S. patents, 1 pending U.S. utility patent application, 10 ex-U.S. patent applications, and 1 PCT patent application. While we believe that the specific and generic claims, contained in our U.S. and ex-U.S. patents provide protection for the claimed pharmaceutical compositions and methods of use third parties may nevertheless challenge such claims. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we own or exclusively in-licensed, if any, for our MS program are projected to have a statutory expiration date between 2032 and 2042, excluding any additional term for patent term adjustments or patent term extensions. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

Hearing loss

The patent portfolio for hearing loss is based upon our owned and in-licensed patent families that include patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of using the same to treat hearing loss; and specifically directed to compositions of matter of FX-322, pharmaceutical compositions of FX-322 and methods of using the same to treat hearing loss. The in-licensed patents and patent applications are subject to license agreements with Massachusetts Institute of Technology and Massachusetts Eye and Ear described herein. As of February 1, 2023, we have rights to, through ownership and in-licensing, 30 patent families, including 27 U.S. patents, 112 ex-U.S. patents, 22 pending U.S. utility patent applications, and 93 pending ex-U.S. patent applications related to treating hearing loss, generally and a subset are related to FX-322. While we believe that the specific and generic claims contained in some of our issued U.S. patents provide protection for the composition of matter and the method of using FX-322 to treat hearing loss and/or diseases associated with the absence or lack of certain tissue cells, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights, and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for hearing loss are projected to have a statutory expiration date in between 2035 and 2040, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

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

Cambridge Enterprise Limited

In December 2019, we entered into an Exclusive Patent License Agreement, or the Cambridge License, with Cambridge Enterprise, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products, or the Cambridge licensed products, which incorporate licensed technology for the treatment of demyelinating diseases. Under the Cambridge License, we also had the right to grant sublicenses. Upon entering into the Cambridge License, we made a $50 thousand license fee payment and were obligated to pay an annual license fee of $50 thousand. One June 28, 2022, we sent Cambridge Enterprise a notice stating that we would be terminating the Cambridge License in 90 days' time, and on September 26, 2022 this termination became effective. We are not subject to any payments or costs as a result of this termination.

Competition

As a clinical-stage biotechnology company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. These include both small companies and large companies with much greater financial and technical resources and far longer operating histories than our own. We also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions.

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

There are multiple therapeutic options for treating the symptoms of MS, as well as the underlying disease. However, all approved therapies are directed at blocking demyelination, and, to our knowledge, there are no approved therapies that are designed to promote remyelination. We are aware of numerous efforts to identify drugs or biologics that can stimulate oligodendrocyte regeneration and myelin repair in the central nervous system. These include companies such as Clene Inc., which has an ongoing Phase 2 trial of CNM-Au8, a gold nanocrystal suspension, and Pipeline Therapeutics, which completed a Phase 1 trial for PIPE-307, a selective M1 receptor antagonist to treat multiple sclerosis and other demyelinating disorders. In March 2022, Pipeline received IND clearance to initiate a Phase 1b/2a study of PIPE-307. Idorsia Pharma completed two Phase 1 studies in 2019 and 2020 for ACT-1004-1239, a small molecule CXCR7 inhibitor involved in OPC differentiation. NervGen Pharma is developing NVG-291, a therapeutic peptide which is a mimetic of the intracellular domain of protein tyrosine phosphatase (PTPσ). In October 2022, NervGen Pharma announced plans to initiate a Phase 2 trial of NVG-291 in 2023 in patients with RRMS. This is an active research area with a number of entities researching compounds, antibodies, and proteins which may enhance remyelination.

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

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties.

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

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnology processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products) and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU. National MAs” are issued by the competent authorities of the EU member states and only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
•
Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Data and Marketing Exclusivity

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, in the EU new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of marketing exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years, if during the data exclusivity period (the first eight years of the ten year marketing exclusivity period) the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that a product candidate will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1,2021, Great Britain (England, Scotland and Wales) has not been subject to EU laws. However under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland continues to follow EU law. The EU laws that have been transposed into United Kingdom, or UK, law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU CTR is not applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in Great Britain (only), free of charge on January 1, 2021, unless the MA holder chose to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. For a period of three years from 1 January 2021, the MHRA may rely on a decision taken by the EU Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain.

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

Healthcare reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the Affordable Care Act (ACA) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contained a number of provisions of particular import to the pharmaceutical industry, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required the collection of rebates for drugs paid by Medicaid managed care organizations; imposed a nondeductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conducts comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Data privacy and security laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Cybersecurity

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security precautions, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits.

Our cybersecurity program is comprised of Company employees and a third-party cybersecurity vendor, all of whom are highly skilled cybersecurity professionals. Our program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – risks related to our employees, managing our growth and our operations” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend training upon hire and at our request to help prevent, identify, report and stop any type of discrimination and harassment. Ongoing acknowledgment of our anti-harassment policy is required on an annual basis. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity. Our Diversity, Equity & Inclusion (DEI) Committee is an employee-led group that works to raise awareness for DEI initiatives and identify ways we can continue to promote inclusion within our corporate culture. Although we are a smaller reporting company, our Board of Directors meets the requirements under NASDAQ's Board Diversity Rule for accelerated and large-accelerated filers with two diverse directors.

Employees and Human Capital Resources

As of February 1, 2023, we had 48 employees, including 46 full-time employees. Women represent approximately 46% of our employees and 29% of our senior management level/leadership roles. Thirty-eight percent of our employees have a Ph.D. or doctorate. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

On February 13, 2023, we announced a reduction in force of approximately 55% of our workforce, which will take place in phases and is expected to be completed by April 30, 2023.

Safety

The safety, health and wellness of our employees is a top priority. In response to public health emergencies, including COVID-19, we have implemented safety protocols including a flexible hybrid work schedule for non-lab based employees, optional wearing of masks, regular cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $81.6 million and $84.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $261.7 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance a potential therapeutic candidate for multiple sclerosis, or MS, and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize an MS therapeutic or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
continue to develop and commence clinical trials of our remyelination program in MS;
•
expand our development programs based on our progenitor cell activation, or PCA, approach;
•
continue to develop our PCA approach;
•
seek regulatory approvals for an MS therapeutic and any other product candidates;
•
secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval;
•
establish a sales, marketing and distribution infrastructure to commercialize an MS therapeutic, if approved, and for any other product candidates for which we may obtain marketing approval;
•
maintain, expand, and protect our intellectual property portfolio; and
•
acquire or in-license other product candidates or technologies.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks related to development, clinical testing, manufacturing, and regulatory approval” and “—Risks related to commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize an MS therapeutic or any other product candidates, we may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of an MS therapeutic or explore additional product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize an MS therapeutic and any other product candidates. These expenditures include and will include, as the case may be, preclinical development costs and costs related to trials we conduct to support the development of an MS therapeutic and any other product candidates.

We will require additional capital to enable us to develop an MS therapeutic, which we may acquire through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Based upon our current operating plan, and as a result of the realignment of the Company to focus on the MS program, including cost saving measures such as our reduction in force during the first half of 2023, we believe that our existing cash, cash equivalents, and marketable securities of $83.1 million will enable us to fund our operating expenses and capital expenditure requirements into 2025. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the development of an MS therapeutic and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our planned Phase 1 study in our program for remyelination in MS may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of an MS therapeutic or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the planned Phase 1 study in our MS Program, and the development of any other product candidates including any unforeseen costs we may incur as a result of the COVID-19 global pandemic or other causes;
•
the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and other comparable foreign regulatory authorities, including any clinical trials required by the FDA or other comparable foreign regulatory authorities;
•
the willingness of the FDA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our planned clinical trials and preclinical studies, as the basis for review and approval of an MS therapeutic and any other product candidates;
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
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved; and
•
the initiation, progress, and timing of our commercialization of an MS therapeutic, if approved, or our other product candidates.

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic, the conflict in Ukraine, the escalation of tensions between China and Taiwan, global supply chain issues, and increased inflation could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of an MS therapeutic or any other product candidates, or potentially discontinue operations.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2014. Our operations to date have been limited to financing and staffing our company, licensing technologies, developing our PCA approach, developing and conducting preclinical and clinical studies of FX-322 for the treatment of SNHL, and developing a pipeline of preclinical and research programs, including FX-345 and our remyelination program in MS. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our FX-322 Phase 2b results (FX-322-208), for example, showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any quarterly or annual period are not necessarily indicative of future operating performance.

Our ability to use our net operating loss carryforwards to offset future taxable income, or tax credit carryforwards to offset future income tax liabilities, may be subject to certain limitations.

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of $174.1 million for federal income tax purposes and $141.3 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our NOLs expire in various amounts through 2042, provided that federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration. As of December 31, 2022, we also had federal and state research and development and other tax credit carryforwards of approximately $8.2 million and $3.6 million, respectively, available to reduce future income tax liabilities. Our tax credit carryforwards expire at various dates through 2042. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities, as applicable. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We believe we have experienced ownership changes in 2017 and 2019 and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result of the ownership changes in 2017 and 2019, $0.01 million and $0.04 million of NOL carryforwards are limited under Section 382 of the Code. If we undergo additional ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. Furthermore, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefit of such assets.

Risks related to development, clinical testing, manufacturing, and regulatory approval

We are heavily dependent on the success of our MS Program, which is still under development, and if an MS therapeutic does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. We recently discontinued our FX-322 and FX-345 development programs following the results of our FX-322 Phase 2b study which showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. Our future success is substantially dependent on our ability to successfully complete development for, obtain regulatory approval for, and successfully commercialize an MS therapeutic, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our MS program, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, a remyelinating therapeutic will be as effective as anticipated at treating MS.

The research, testing, manufacturing, labeling, approval, sale, packaging, marketing, and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market an MS therapeutic until we receive regulatory approval from the FDA or comparable regulatory authorities in other countries, and we may never receive such regulatory approval. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

We utilize our PCA approach to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of any product candidates, including an MS therapeutic, is uncertain.

We utilize our PCA approach to develop product candidates, including in our MS Program. Our PCA approach is designed to identify pathways to activate progenitor cells already present in the body to treat conditions or diseases through cellular regeneration. We have not, nor to our knowledge has any other company, received regulatory approval utilizing this mechanism of cellular regeneration. Given the novelty of our approach, we could encounter a longer than expected regulatory review process, increased development costs, or unexpected delays in, or even prevention of, the regulatory approval and commercialization of our product candidates, and we cannot be certain that our approach will lead to the development of any approvable or marketable products.

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or may have additional unfavorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, subject enrollment criteria, selection of subjects based on subject misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Several companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding favorable results in earlier preclinical studies or clinical trials. Our FX-322 Phase 2b results (FX-322-208), for example, showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. Based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether our clinical trials will begin on time, need to be redesigned, enroll subjects on time, or be completed on schedule, or at all. For example, a number of clinical trial sites for our completed Phase 2a clinical trial of FX-322 (FX-322-202) temporarily halted subject enrollment during the first and second quarter of 2020 in response to the COVID-19 pandemic. Enrollment in other planned clinical trials could be adversely affected by the pandemic. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our MS Program is still in development and will require the successful completion of several trials before we are prepared to submit an NDA for regulatory approval by the FDA.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time- consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for an MS therapeutic, or any other product candidates, our business will be substantially harmed.

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

The FDA or any foreign regulatory authority can delay, limit, or deny approval of an MS therapeutic that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

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
•
the subject eligibility criteria defined in the protocol;
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
•
clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•
competing clinical trials being conducted by other companies or institutions;
•
our ability to obtain and maintain subject consents; and
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of subjects available to us, because some people who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any product candidate may make it difficult or impossible to recruit and retain people in other clinical trials of that same product candidate. Delays or failures in planned subject enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our ability to develop a product candidate or could render further development impossible.

Results of preclinical studies, clinical trials, or analyses may not be indicative of results that may be obtained in later trials or preclinical studies.

The results of preclinical studies, clinical trials, or analyses of the results from such trials may not be predictive of the results of later preclinical studies or clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. Our FX-322 Phase 2b results (FX-322-208), for example, showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of data from our Phase 1/2 clinical trial of FX-322 for the treatment of SNHL (FX-322-201), may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Further, we have in the past and may in the future abandon product candidates that we initially advanced for development based on positive preclinical results due to unfavorable results from additional preclinical studies. For example, we recently discontinued our FX-322 and FX-345 development programs after the results of the FX-322-208 clinical trial. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

Additionally, if an MS therapeutic or any other product candidates we develop receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign and domestic manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays.

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

Although we intend to explore additional product candidates based on our PCA approach, we may fail to identify viable new product candidates for clinical development for several reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to develop additional product candidates based on our PCA approach require substantial technical, financial, and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications or product candidates, yet fail to yield results for clinical development for several reasons, including:

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

Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or commercialize the product candidate in any other jurisdiction, which would limit our ability to realize its full market potential.

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

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time- consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and we will be unable to realize the full market potential of any product we develop.

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

We may seek Fast Track designation by the FDA for any future product candidates, but we might not receive such a designation. However, such designation may not lead to a faster development or regulatory review or approval process.

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

We may seek a Breakthrough Therapy designation for an MS therapeutic or other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for an MS therapeutic if results from future clinical trials support such designation and we may seek a Breakthrough Therapy designation for other product candidates we may develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

Since March 2020, the majority of our employees have continued to work from home two to three days per week, while our laboratory employees have largely resumed a full in-person schedule in our Lexington, MA facility. We have also taken steps consistent with the FDA’s updated industry guidance for conducting clinical trials.

If COVID-19 or its variants again spread in the United States and worldwide, and measures to mitigate the ongoing effects of the pandemic, such as stay home orders and/or advisories persist or are reintroduced, we may continue to experience disruptions and other effects on our business that could severely impact our business, operations, preclinical studies and clinical trials, including:

•
delays, difficulties or postponement in enrolling and retaining subjects in our planned clinical trials;
•
delays, difficulties or postponement in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
diversion of healthcare resources away from the conduct of clinical trials;
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
•
interruption or delayed to our sourced discovery and clinical activities, and;
•
inability to obtain additional financing or access the financial markets.

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. Due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our planned clinical trials and our development plans for an MS therapeutic and any other product candidates, which could have an adverse impact on our business and results of operations.

The extent to which COVID-19 may continue to impact our business, preclinical studies, planned clinical trials and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing and ultimate geographic spread of the disease, duration of the outbreak, including future waves of infection, new variant strains of the underlying virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, adoption and effectiveness of vaccines and other actions taken in the United States and other countries to contain, treat and mitigate the spread of COVID-19. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or additional business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks related to commercialization

We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing programs with research and development efforts to treat MS through the regeneration of myelin. If we successfully develop and, if approved, commercialize an MS therapeutic, it may compete, or potentially be used in conjunction with, currently marketed therapeutics and any new therapeutics that may become available in the future.

Competition could render any product candidate we develop obsolete, less competitive, or uneconomical. Our competitors may, among other things:

•
have significantly greater name recognition and financial, manufacturing, marketing, product development, technical, and human resources than we do, with mergers and acquisitions in the biotechnology and pharmaceutical industries resulting in even more resources being concentrated in our competitors;
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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by governmental authorities, private health insurers and other organizations will influence our ability to successfully commercialize any product candidates we develop. Assuming we obtain coverage for any product candidates or procedures using our products by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product we commercialize, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and the current presidential administration and Congress have introduced several proposals related to drug pricing. Many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar, or a less expensive therapy is available. Although there are currently no FDA approved drugs for the treatment of MS through the regeneration of myelin, it is possible that a third-party payor may consider such a drug as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy, pricing of existing drugs may limit the amount we will be able to charge for any product we commercialize. Payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize a satisfactory return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates. Additionally, our ability to obtain a satisfactory financial return depends on what, if any, proposals related to drug pricing may be implemented and, if implemented, when they might take effect.

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

Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for any product we commercialize. We expect to experience pricing pressures in connection with the sale of any product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

We may also be subject to extensive governmental price controls and other market regulations outside of the United States, and we believe the increasing emphasis on cost-containment initiatives in other countries have and will continue to put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for products we commercialize. Accordingly, in markets outside the United States, the reimbursement for products we or commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Even if a product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.

If a product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current MS treatments are well established in the medical community, and physicians may continue to rely on these treatments to the exclusion of ours. In addition, physicians, patients, and third-party payors may prefer other novel products to ours. If a product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on several factors, including, but not limited to:

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

In order to market and successfully commercialize any product candidate we develop, if approved, we must build our sales and marketing capabilities or enter into collaborations with third parties for these services. We currently have no sales, marketing or distribution capabilities and as a company have no experience in marketing products. We intend to directly market and commercialize an MS therapeutic, if approved, by entering into collaborations for the sales and marketing of our product candidates, if approved. To the extent that we depend on collaborators for sales and marketing activities, any revenues we receive will depend upon the success of those collaborators’ sales and marketing teams and the collaborators’ prioritization of our product and compliance with applicable regulatory requirements, and there can be no assurance that the collaborators’ efforts will be successful.

If we are unable to enter into a collaboration for the commercialization of product candidates we develop, if approved, we may be forced to delay the commercialization of our product candidates or reduce the scope of our sales or marketing activities, which would have an adverse effect on our business, operating results and prospects.

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

Risks related to our dependence on third parties

We intend to continue to collaborate with third parties for the development and commercialization of any product candidates. We may not succeed in establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all.

We may seek collaborations for the development and commercialization of any product candidates. The process of establishing and maintaining collaborative relationships is difficult, time-consuming, and involves significant uncertainty, such as:

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

We currently intend to rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply and the production of commercial supply of our future product candidates, as well as to supply raw materials necessary to produce our product candidates. Our dependence on CMOs may impair the development of our product candidates and may impair their commercialization, which would adversely impact our business and financial position.

We do not own facilities for manufacturing any product candidate. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials of any product candidates we develop and, in future, for commercial quantities. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. If any CMO we engage is unable to provide sufficient supply of any product candidate we develop, we may be unable to arrange for an alternative supply or to do so on commercially reasonable terms or in a timely manner, which could delay any clinical trials, the commercial launch of our product candidates, if approved, or, regarding any commercial supply, result in a shortage in supply that could negatively impact our revenues.

The facilities used to manufacture any product candidates we develop must be inspected by the FDA and comparable foreign regulatory authorities. While we provide oversight of manufacturing activities, we do not and will not control the execution of manufacturing activities by, and are or will be dependent on, our CMOs for compliance with cGMP requirements for the manufacture of any product candidates. As a result, we are subject to the risk that any product candidates may have manufacturing defects that we have limited ability to prevent. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements, we will not be able to secure or maintain regulatory approval for the use of our product candidates in clinical trials, or for commercial distribution of any product candidates, if approved. We have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel, and we were not involved in developing our CMOs’ policies and procedures.

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

We contract for the supply of the active pharmaceutical ingredient, or API, and other raw material necessary to produce any product candidates we develop. Supplies of API or other raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to mitigate the spread of COVID-19 or treat its effects and may cause delays. In addition, a disruption in the supply of API or other raw material could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues. Growth in the costs and expenses of API or other raw material may also impair our ability to cost-effectively manufacture our product candidates. In addition, there may be a limited number of suppliers for API or other raw material that we may use to manufacture our product candidates, and we cannot be certain that we will be able to engage such suppliers in a timely manner or at all. If we are unable to do so, clinical development of our product candidates, commercialization for any approved product, or our business could be adversely affected.

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

We have relied, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our planned Phase 1 study in our MS Program, and any future clinical trials of other product candidates. Our reliance on CROs and clinical trial sites for clinical development activities limits our control over these activities and we were not involved in developing their policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards. For example, we have identified and corrected errors made by a clinical trial site and a CRO in the FX-322-111 and FX-322-113 trials, respectively.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

Further, we may also be or become subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, passed in California and it significantly amends the CCPA. It will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

Finally, Europe is implementing a Unified Patent Court that may present uncertainties for our ability to protect and enforce our patent rights in Europe and the ability of third parties to do the same. In 2012, regulations were passed with the goal of providing a pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation is currently scheduled for June 1, 2023. Under the UPC, all European patents granted in countries that have ratified the UPC Agreement, including those patents issued prior to the UPC, will automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke European patents, and allow for the possibility of a competitor to obtain injunctions in multiple European countries in a single UPC action. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Note that we will have the option to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Our recent reduction in force undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our pre-clinical program for remyelination in MS.

In February 2023, we implemented a reduction in force affecting approximately 55% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our pre-clinical program for remyelination in MS. We believe these changes will preserve capital, ensuring that we are appropriately resourced to complete a first clinical trial of our MS Program. In connection with these actions, we will incur termination costs, which include severance costs and related expenses, which are estimated to be approximately $4.0 million in future cash outlays.

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

Our business and operations would suffer in the event of security breaches or information technology system failures.

In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, unauthorized access, malfeasance, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication, electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft of misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For instance, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19 global pandemic, and the recent hostilities between Russia and Ukraine may result in increased attacks that could either directly or indirectly impact us. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that our network has experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely and intend to rely in the future on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under data protection laws, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay the clinical development of our product candidates.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K, these factors include:

•
any delay in the enrollment or ultimate completion of the planned Phase 1 study in our MS Program;
•
the results of the planned Phase 1 study in our MS Program, or any future clinical trials of our MS Program or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our FX-322 Phase 2a (FX-322-202) interim results and our FX-322 Phase 2b (FX-322-208) results;
•
our ability to develop our remyelination program in MS, or any additional product candidates based on our PCA approach;
•
any delay in submitting a regulatory filing and any adverse development or perceived adverse development with respect to the regulatory review of such filing;
•
failure to successfully develop an MS therapeutic or any future product candidates;

•
inability to obtain additional funding;
•
regulatory or legal developments in the United States and other countries applicable to our PCA approach or any product candidate:
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
•
significant lawsuits and their outcomes, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our product candidates and PCA approach;
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

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of December 31, 2022, these holders beneficially owned approximately 16.4% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

We are currently subject to securities class action and other shareholder litigation and could be subject to similar or other litigation in the future.

In the past, securities class action and other shareholder litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. See Note 16, “Commitments and contingencies – Legal Contingencies”, for a description of our material legal proceedings.

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

The trading price of our common stock has been highly volatile, particularly over the last year. For example, on December 31, 2021, the closing price of our common stock was $5.13 per share and on December 31, 2022 it was $3.85 per share. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and economic factors that are beyond our control. In addition, while the stock market in general has experienced high volatility, biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Item 3. Legal Proceedings.

See Note 16, “Commitments and contingencies – Legal Contingencies”, for more information.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol “FREQ” on the Nasdaq Global Select Market.

On February 1, 2023, there were approximately 67 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Equity compensation plan information will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

Use of Proceeds

In October 2019, we issued and sold 6,325,000 shares of our common stock in our initial public offering, or IPO, at a public offering price of $14.00 per share. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233652), as amended, which was declared effective by the SEC on October 2, 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report. You should review the section titled “Risk factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are pioneering a new category in regenerative medicine that aims to restore human function by developing therapeutics that activate a person's innate regenerative potential within the body through the activation of progenitor cells. We believe our progenitor cell activation, or PCA, approach can impact a wide range of degenerative diseases. Our lead preclinical program is designed to activate oligodendrocyte precursor cells with the goal of inducing remyelination and potential functional recovery for individuals living with multiple sclerosis (MS).

Our first application of this technology was for the restoration of the cochlea, with a focus on treating sensorineural hearing loss, or SNHL, which is the most prevalent type of hearing loss. Our lead cochlear regeneration program, FX-322, was designed to treat the underlying cause of SNHL by regenerating cells in the inner ear required for hearing through the activation of progenitor cells already present in the cochlea. Since 2019, we ran five FX-322 clinical studies, all with the aim of understanding safety as well as severities and etiologies that FX-322 might treat and the appropriate dose regime. In several of these studies, we observed that a single dose of FX-322 was associated with statistically significant improvements in hearing function as measured by improved speech perception in subjects with SNHL giving us confidence in the potential of FX-322 as a potential drug candidate for hearing loss.

In 2021 we commenced our sixth study, a Phase 2b clinical trial of FX-322 (FX-322-208), a randomized, placebo-controlled, multi-center study designed to evaluate the impact of a single administration of FX-322 on speech perception in 124 subjects, ultimately enrolling 142 subjects, with either noise-induced or sudden SNHL, the same hearing loss severities and etiologies as those subjects in which statistically significant improvements in speech perception were observed in prior FX-322 clinical trials. The study’s primary endpoint was speech perception, a measure of sound clarity and understanding speech. In a Type-C meeting, the FDA agreed that speech perception is an acceptable primary efficacy endpoint. In February 2023, we announced results of FX-322-208 and that the study failed to achieve its primary endpoint of an improvement in speech perception. Data showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. There were also no measurable improvements observed in any of the study’s secondary endpoints. As a result of this outcome, we decided to discontinue the FX-322 development program.

Also in 2021, we introduced a second hearing program, called FX-345, which we believed might expand the opportunity to treat different types of SNHL as FX-345 was designed to achieve exposure at desired drug concentrations through a large portion of the cochlea. Cochlear pharmacokinetic measures and human modeling data in a preclinical setting showed that FX-345 achieved exposure at desired concentrations through a larger portion of the cochlea for longer time as compared to FX-322. The FX-345 program commenced dosing in a Phase 1b study (FX-345-101) in December 2022, completing an initial safety cohort. Given the outcome of the FX-322 study data and the similarities of the two candidates in design, intended mechanism of action, and clinical design components we decided to discontinue the FX-345 development program as well. Ceasing development of our hearing program, while a difficult decision, will allow us to focus our resources to advance the remyelination in MS program, or MS Program, into the clinic.

We are now working to rapidly advance discovery efforts using our PCA approach to potentially remyelinate neurons in individuals with MS. MS induces demyelination, stripping axons of the myelin sheaths that support neuronal signal conduction and axonal survival. We previously reported that we had identified a novel target relevant to myelination. Modulation of this target induces robust oligodendrocyte differentiation and expression of myelin proteins in vitro. We have identified multiple novel chemical entities that induce robust remyelination following demyelination in an adult in vivo animal model.

The MS Program is independent of the hearing program, with a distinct molecular target, mechanism, progenitor cell population, and small molecule drug candidates. Further, a well-defined clinical path with objective biomarkers such as visual evoked potential (VEP) and magnetic resonance imaging (MRI) exist for studying the performance of remyelination therapies in MS patients. Our novel agents substantially outperform other clinically studied remyelination agents in head-to-head in vivo studies. We plan to begin our clinical program for remyelination in MS in the first half of 2024.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the near-term needs of our business and focus more of our capital resources on our research and development programs for hearing and remyelination in MS. On February 13, 2023, we announced a restructuring of our business including the discontinuation our hearing program and a downsizing of personnel by approximately 55%. We believe these changes will generate sufficient cost savings to enable us to complete a first clinical trial of our MS Program in the second half of 2024 with cash runway into 2025.

Since our formation in 2014, we have devoted substantially all our resources to developing our PCA approach, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through private and public securities financings, a term loan, and amounts received under a collaboration agreement.

Since our formation, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $81.6 million and $84.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $261.7 million. During the periods presented, we do not have any off-balance sheet arrangements.

Our operating expenses discussed in this section reflect our development programs around FX-322, FX-345, MS and any future programs as well as our operations as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates, or until our collaborators do so, which could result in milestone payments or royalties to us. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services for the Phase 2a clinical study for FX-322 (FX-322-202) were being provided using the input method. These research and development services concluded in June 2021. As such, $14.1 million of the $80.0 million upfront fee was recognized as revenue in the year ended December 31, 2021. No revenue was recognized in the year ended December 31, 2022.

Research and development expenses

Research and development expenses presented in this section consist primarily of costs related to activities largely focused on hearing restoration and MS. These expenses include the following:

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
•
option and license payments made to third parties, including MIT, Scripps, and MEE for intellectual property used in research and development activities; and

•
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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

We cannot determine with certainty the duration and costs of future clinical trials of any product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. The duration, costs, and timing of clinical trials and development of any product candidate we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of product candidates and other research and development activities that we may conduct;
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
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the impact of public health emergencies, such as COVID-19, on our ongoing and planned trials.

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

Realized gain (loss) on investments

Realized gain (loss) on investments represents the gain or loss realized on our marketable securities.

Foreign exchange (loss) gain

Foreign exchange (loss) gain represents the loss or gain recorded as a result of remeasuring the financial statements of our foreign subsidiaries.

Other income (expense), net

Other income (expense), net consists of amortization expense and accretion income on investments as well as sublease income.

Income taxes

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $174.1 million and Massachusetts net state operating loss carryforwards of approximately $141.3 million which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22.4 million available to reduce future taxable income through 2037 and approximately $151.7 million which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2042. As of December 31, 2022, we also had federal and Massachusetts research and development tax credit carryforwards of $8.2 million and $3.6 million, respectively, which are available to offset federal and state tax liabilities through 2042 and 2037, respectively. Realization of future tax benefits is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. These ownership changes may limit the number of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a rolling three-year period. We have completed several financings and have conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and have determined that an ownership change did occur in March 2017. Accordingly, utilization of $12.4 million of the U.S. net operating loss carryforwards which were incurred prior to March 2017 (pre-ownership change) is limited under Section 382 of the Code. After the limitations under Section 382 of the Code, we may utilize approximately $10.8 million of its pre-ownership change net operating loss carryforwards based upon an annual usage of approximately $1.6 million for each of the next five years after the ownership change and approximately $0.2 million for each of the 15 years thereafter. The remaining pre-March 2017 ownership change net operating losses of approximately $1.6 million were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These carryforwards may be subject to further annual limitations under Section 382 of the Code in the event of future changes in ownership. Additionally, we have determined an ownership changed occurred in October of 2019 as a result of the IPO. Accordingly, utilization of approximately $46.1 million of the U.S. net operating loss carryforwards incurred prior to October 2019 is also limited under Section 382 of the Code. We have determined it will be able to utilize the entire $46.1 million of our pre-ownership change net operating loss carryforwards based upon the limitations calculated from the October 2019 ownership change. These carryforwards may be subject to further annual limitations under Section 382 of the Code in the event of future changes in ownership.

Results of operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021

Revenue	$—	$14,068
Operating expenses:
Research and development	49,418	60,923
General and administrative	33,584	37,176
Total operating expenses	83,002	98,099
Loss from operations	(83,002)	(84,031)
Interest income	1,327	397
Interest expense	(961)	(764)
Realized gain (loss) on investments	3	(23)
Foreign exchange (loss) gain	(5)	16
Other income (expense), net	1,056	(266)
Loss before income taxes	(81,582)	(84,671)
Tax benefit (provision)	2	(15)
Net loss	$(81,580)	$(84,686)

Revenue

No revenue was recognized for the year ended December 31, 2022 compared to $14.1 million for the year ended December 31, 2021. In July 2019, we entered into the Astellas Agreement and received an upfront license fee payment of $80.0 million. In accordance with ASC 606, we recognized the $80.0 million as revenue over the period that research and development services were provided and the Phase 2a clinical study for FX-322 was carried out using the input method. These research and development services concluded in June 2021.

Research and development expenses

	Years ended December 31,		Increase
	2022	2021	(Decrease)
			(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$10,855	$10,334	$521
FX-345	4,217	5,471	(1,254)
Multiple Sclerosis	4,782	6,627	(1,845)
Platform development, early-stage research and unallocated expenses:
Employee-related	20,015	25,557	(5,542)
Laboratory supplies	272	716	(444)
Outsourced research and development	403	2,305	(1,902)
Facility-related	6,403	6,898	(495)
Depreciation and amortization	1,618	1,599	19
Other research and development	853	1,416	(563)
Platform development, early-stage research and unallocated expenses total	29,564	38,491	(8,927)
Total research and development expenses	$49,418	$60,923	$(11,505)

The $10.9 million of costs related to FX-322 incurred for the year ended December 31, 2022 consisted primarily of $10.0 million of clinical costs associated with ongoing trials, including the recently completed Phase 2b clinical trial (FX-322-208), and $0.6 million of drug development and manufacturing costs. The $10.3 million of costs related to FX-322 incurred for the year ended December 31, 2021 consisted primarily of $8.4 million of clinical costs associated with ongoing trials and $1.9 million of drug development and manufacturing costs. The overall increase from the year ended December 31, 2021 is due primarily to the FX-322-208 clinical trial activity in the year ended December 31, 2022.

The $4.2 million of costs related to FX-345 incurred for the year ended December 31, 2022 consisted primarily of $2.6 million of drug development and manufacturing costs, $1.2 million in clinical costs associated with the FX-345-101 trial, which we initiated in 2022, and $0.4 million in preclinical safety costs. The $5.5 million of costs related to FX-345 incurred for the year ended December 31, 2021 consisted of $3.1 million in preclinical safety costs and $2.3 million in drug development and manufacturing costs. The overall decrease from the year ended December 31, 2021 is due primarily to the conclusion of preclinical safety work partially offset by costs related to the initiation of the FX-345-101 trial in the year ended December 31, 2022.

The $4.8 million of costs related to MS incurred for the year ended December 31, 2022 consisted primarily of $2.6 million of chemistry and compound characterization costs, $0.7 million in drug development and manufacturing costs, $0.6 million in preclinical safety costs, and $0.4 million in in vitro and in vivo testing costs. The $6.6 million of costs related to MS incurred for the year ended December 31, 2021 consisted of $3.0 million in preclinical safety costs, $1.6 million in chemistry and compound characterization costs, $0.9 million in in vitro and in vivo testing costs, and $0.8 million in drug development and manufacturing costs. The overall decrease from the year ended December 31, 2021 is due primarily to a reduction in development and testing costs as we progressed from exploratory activities to identification of specific proprietary compounds that act as our novel target for remyelination in MS.

The $29.6 million of platform development, early-stage research and unallocated expenses incurred for the year ended December 31, 2022 consisted primarily of $20.0 million in employee related costs, including $7.7 million in stock-based compensation expense, $6.4 million of facility-related costs, and $1.6 million of depreciation expense. The decrease from the year ended December 31, 2021 is primarily attributable to a $5.5 million decrease in employee-related expenses due predominantly to our April 2022 reduction in force, a $1.9 million decrease in outsourced research and development expenses as we decreased sponsored research, and a $0.6 million decrease in other research and development expenses as we reduced our reliance on third-party consulting.

General and administrative expenses

The $33.6 million of general and administrative expenses for the year ended December 31, 2022 consisted primarily of $20.6 million of employee-related costs, including $12.1 million in stock-based compensation expense, $5.6 million of professional services costs, $2.7 million in directors' and officers' insurance costs, $1.6 million in rent expense, including utilities and common area maintenance, or CAM, charges, and $1.1 million in depreciation expense. General and administrative expenses decreased $3.6 million from December 31, 2021 due to a $2.1 million decrease in professional services costs as we reduced our reliance on third-party consulting and public relations vendors, a $0.6 million decrease in directors' and officers' insurance costs, and a $0.5 million decrease in employee-related costs due primarily to the April 2022 reduction in force.

Interest income

Interest income was $1.3 million for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021, due to increases in interest rates from the previous year.

Interest expense

Interest expense was $1.0 million for the year ended December 31, 2022 compared to $0.8 million for the year ended December 31, 2021, due to increases in the interest rate on our term loan.

Realized gain (loss) on investments

Realized gain on investments was $3 thousand for the year ended December 31, 2022 compared to a loss of $23 thousand for the year ended December 31, 2021 due to changes in the composition of investments year over year.

Foreign exchange (loss) gain

Foreign exchange loss was $5 thousand for the year ended December 31, 2022 compared to a gain of $16 thousand for the year ended December 31, 2021. The decrease was due to differences in foreign exchange remeasurement of the financial statements of our foreign subsidiaries.

Other income (expense), net

Other income, net was $1.1 million for the year ended December 31, 2022 compared to expense of $0.3 million for the year ended December 31, 2021. The change from the prior year is due to the inclusion of sublease income beginning in the third quarter of 2022.

Income taxes

Income tax benefit was $2 thousand for the year ended December 31, 2022 compared to expense of $15 thousand for the year ended December 31, 2021.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to fluctuate, in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $83.1 million as of December 31, 2022. As of December 31, 2022, we had $10.0 million of current debt and $4.2 million of non-current debt related to our term loan.

In December 2020, we entered into a Loan and Security Agreement with a commercial bank for a term loan with a principal balance of $15.0 million. We made monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments through May 1, 2024. Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%.

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having an aggregate offering price of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer will act as sales agent and/or principal, or the ATM Program. During the year ended December 31, 2022, we sold 12,767 shares of common stock under the ATM Program for net proceeds of approximately $50 thousand and paid $2 thousand to Oppenheimer in sales agent fees.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs. The total costs related to this reduction in force are approximately $1.0 million in research and development expense and $0.2 million in general and administrative expense, primarily related to severance costs and related expenses.

On February 13, 2023, we announced a restructuring that included downsizing personnel by approximately 55%. These changes are expected to preserve capital, ensuring that we are appropriately resourced to complete a first clinical trial of our MS Program in the second half of 2024. The total costs related to this downsizing are approximately $2.3 million in research and development expense and $1.7 million in general and administrative expense, primarily related to severance costs and related expenses.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(58,237)	$(76,059)
Net cash provided by (used in) investing activities	31,133	(66,126)
Net cash (used in) provided by financing activities	(577)	1,358
Net decrease in cash and cash equivalents	$(27,681)	$(140,827)

Cash flows for the year ended December 31, 2022

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $58.2 million, consisting of a net loss of $81.6 million. The net loss was partially offset by non-cash items related to normal business operations including stock-based compensation expense of $19.8 million, depreciation expense of $2.8 million, non-cash lease expense of $2.4 million and non-cash interest expense of $0.4 million. Net cash used in operating activities was also impacted by a net $2.0 million decrease in operating assets and liabilities, primarily the result of the continued reduction of lease liabilities over the term of the our leased office space.

The decrease in net cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to changes in operating assets and liabilities year over year. Specifically, deferred revenue decreased $14.1 million in the year ended December 31, 2021 due to the recognition of revenue related to the Astellas Agreement. No such decrease occurred in the year ended December 31, 2022. The decrease from December 31, 2021 is also partially due to a $3.1 million decrease in net loss.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2022 was $31.1 million, which was attributable to $85.3 million in redemptions of marketable securities and $17 thousand in sales of property and equipment partially offset by $54.2 million of purchases of marketable securities.

The increase in net cash provided by investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to a $56.1 million increase in the redemption of marketable securities and a $38.2 million decrease in the purchase of marketable securities. The increase is also due to a $2.9 million decrease in purchases of property and equipment from the year ended December 31, 2021 as we furnished our new office and laboratory space in 2021 and did not incur such expenditures in 2022.

Financing activities

Net cash used in financing activities for the year ended December 31, 2022 was $0.6 million, primarily attributable to $0.8 million in term loan repayments partially offset by $0.2 million in proceeds from the Employee Stock Purchase Plan and $60 thousand in proceeds from the issuance of common stock under the ATM and exercises of common stock.

The increase in net cash used in financing activities for the year ended December 31, 2022 compared to December 31, 2021 is primarily attributable to the $1.2 million decrease in proceeds from the issuance of common stock. Additionally, we began making principle repayments on our term loan in the year ended December 31, 2022.

Cash flows for the year ended December 31, 2021

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $76.1 million, consisting of a net loss of $84.7 million. The net loss was partially offset by non-cash items related to normal business operations including stock-based compensation expense of $21.8 million, depreciation expense of $2.8 million, non-cash lease expense of $1.1 million and non-cash interest expense of $0.4 million. Net cash used in operating activities was also impacted by a net $17.3 million decrease in operating assets and liabilities, primarily due to the $14.1 million reduction in deferred revenue as all remaining revenue related to the Astellas Agreement was recognized in the year ended December 31, 2021 as well as a $2.3 million decrease in accounts payable due to the timing of invoice receipt and payment.

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

Funding requirements

We expect our future operating expenses to reflect our ongoing research and development for our MS Program, preclinical activities, studies for INDs, and initiation of clinical trials. In addition, we expect to maintain general and administrative costs to manage the requirements of operating as a public company.

Specifically, our costs and expenses will increase as we:

•
pursue the preclinical and clinical development of a candidate for remyelination in MS and any other product candidates using our PCA approach; and
•
maintain, expand, and protect our intellectual property portfolio.

We believe that our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of therapeutics, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs, and results of our research and preclinical development program for remyelination in MS;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, if applicable, for our product candidates;
•
business and operations interruptions resulting from public health emergencies, such as the COVID-19 global pandemic;
•
the costs and timing of internal process development, manufacturing activities, and clinical trial management associated with product candidates we advance through preclinical and clinical development;
•
our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•
the scope, progress, results, and costs of any product candidates that we may derive from our PCA approach or any other product candidates we may develop alone or with collaborators;
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

Contractual obligations and commitments

We are party to an operating lease of approximately 61,307 square feet of office and laboratory space in Lexington, Massachusetts with a term through May 31, 2031. Pursuant to this lease, we have provided a security deposit of $1.7 million which is classified as restricted cash as of December 31, 2022. As of December 31, 2022, our operating lease obligations under this lease are $40.2 million. See Note 14, "Leases", for additional information regarding this lease.

Payment obligations for future milestone payments under our collaboration and license agreements are contingent upon future events, such as the achievement of specified product development milestones or generating product sales, and we are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. We were also required to use diligent efforts to develop and commercialize the MIT licensed products or processes, and to make such products or processes reasonably available to the public under the MIT License. See “—License and collaboration agreements” for more information regarding our payment obligations under these agreements.

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

Revenue recognition

We account for contracts with customers in accordance with Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers (ASC 606), including all amendments thereto. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaborative arrangements and leases. Our disclosure in the accompanying consolidated financial statements reflects the Company’s accounting policies in compliance with this standard.

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

Our only revenue recognized since inception is related to the Astellas Agreement. At commencement of the Astellas Agreement, we estimated the performance obligation, the completion of the Phase 2a clinical trial of (FX-322-202), would be satisfied by June 30, 2021. Consistent with our estimate, the performance obligation was satisfied in June 2021.

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

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Although we do not expect our estimates to be materially different from amounts actually incurred, our option pricing model may cause us to report amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of stock-based compensation expense.

Recent accounting pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed below:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. We adopted this standard on January 1, 2023 and it did not have a material impact on the consolidated financial statements.

There are no other recent accounting pronouncements that we believe will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities, which are denominated in U.S. dollars. We had cash, cash equivalents and marketable securities of $83.1 million, or 69% of our total assets, at December 31, 2022. Interest income earned on these assets was $1.3 million for the year ended December 31, 2022. We also had interest expense of $1.0 million on our term loan for the year ended December 31, 2022. Our interest income and interest expense are sensitive to changes in the general level of interest rates, primarily U.S. interest rates. Such instruments carry a degree of interest rate risk; however, if a change by 10% in interest rates were to have immediately occurred on December 31, 2022, such change would not have had a material impact on our financial position or results of operations. We had $10.0 million of current debt and $4.2 million non-current debt outstanding as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-29 of this Annual Report on Form 10-K for the year ended December 31, 2022. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Vice President, Finance and Operations concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of Chief Executive Officer and Vice President, Finance and Operations (our principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control –Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 7, 2023, Christopher Loose, Ph.D., notified the Board of Directors of the Company of his resignation as the Company’s Interim Chief Executive Officer, effective immediately. David Lucchino, the Company’s President and Chief Executive Officer, has returned from a temporary medical leave of absence and resumed his position in full as Chief Executive Officer. Dr. Loose will continue to serve in his position as the Company’s Chief Scientific Officer.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers

David L. Lucchino	54	President, Chief Executive Officer, Director, and Co-Founder

Christopher R. Loose, PhD.	42	Chief Scientific Officer and Co-Founder

Carl P. LeBel, Ph.D.	64	Chief Development Officer

Quentin McCubbin	53	Chief Manufacturing Officer

Wendy S. Arnold	51	Chief People Officer

Non-Employee Directors

Timothy J. Barberich	75	Vice Chairperson and Director

Cynthia L. Feldmann	70	Director

Michael Huang	49	Director

Robert S. Langer, Sc.D.	74	Director

Joel S. Marcus	75	Director

Executive officers

David L. Lucchino has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and was a co-founder of our Company with Dr. Robert S. Langer and Dr. Christopher R. Loose. From December 2014 until June 2016, Mr. Lucchino served as the President of Entrega Bio, a biotechnology company focused on oral drug delivery technology. Prior to that, Mr. Lucchino co-founded Semprus BioSciences, or Semprus, a biotechnology company, and served as its President and Chief Executive Officer from June 2007 to June 2012. Mr. Lucchino oversaw the development of the company’s lead medical product, which received FDA clearance in 2012. Semprus was acquired by Teleflex, Inc., or Teleflex, in June 2012. Prior to Semprus, Mr. Lucchino worked at the investment firm Polaris Partners. He started his biotech career by Co-Founding LaunchCyte, an investment firm where he was also a Managing Director. Mr. Lucchino is the past chairman of the board of directors of MassBio, a nonprofit organization that represents over 1500 life science firms and provides services and support for the biotechnology industry in Massachusetts. He is a member of the College of Fellows of the American Institute for Medical and Biological Engineering and was appointed by Massachusetts’ Governor Charlie Baker as a member of the Commonwealth’s STEM Advisory Council. Mr. Lucchino also served as a trustee of Mt. Auburn Hospital, a Harvard Medical School facility for fifteen years, a trustee of the Multiple Myeloma Research Foundation, and a member of the Board of NOLS (The National Outdoor Leadership School). Mr. Lucchino holds an MBA from the Massachusetts Institute of Technology’s Sloan School of Management, an M.S. from the Newhouse School of Journalism at Syracuse University, and a B.A. in Philosophy and Religious Studies from Denison University. We believe Mr. Lucchino’s extensive management experience in the biotechnology and pharmaceutical industry qualifies him to serve on our board of directors.

Christopher R. Loose, Ph.D. co-founded our company and has served as our Chief Scientific Officer since January 2016. Prior to our company, Dr. Loose co-founded Semprus with Mr. Lucchino and Dr. Langer and served as its Chief Technology Officer from June 2007 until its acquisition by Teleflex in June 2012. At Semprus, he led the technology team in the development through regulatory clearance of medical products designed to reduce infection and clotting. Prior to Semprus, Dr. Loose worked as a chemical engineer at Merck Research Labs. In 2011, Dr. Loose was awarded the inaugural

Peter Strauss Entrepreneurial Award from the Hertz Foundation. From 2014 to 2021, Dr. Loose served as an Associate Professor Adjunct of Urology at the Yale School of Medicine and Executive Director of Yale University’s Center for Biomedical Innovation and Technology, and he continues to serve as a Lecturer in Yale School of Management. Dr. Loose holds a Ph.D. in Chemical Engineering from MIT and a BSE in Chemical Engineering summa cum laude from Princeton University.

Carl P. LeBel, Ph.D. has served as our Chief Development Officer since March 2018. In 2017, Dr. LeBel founded LeBel Consulting, LLC, a biopharmaceutical consulting company. From February 2009 until November 2016, Dr. LeBel served as the Chief Scientific Officer of Otonomy, Inc., or Otonomy, a biopharmaceutical company where he was responsible for all research and development activities. From 2008 to 2009, he served as the President and Chief Executive Officer of Akesis Pharmaceuticals, Inc., or Akesis, a virtual metabolic disorders company. Prior to Akesis, Dr. LeBel served as an Executive Director in a variety of research and development management positions for Amgen, Inc., or Amgen, a biopharmaceutical company. Before joining Amgen, Dr. LeBel served as a Research Scientist at Alkermes, Inc. Dr. LeBel is a scientific fellow of the American Academy of Otolaryngology and a full member of the Association for Research in Otolaryngology, the American Association for the Advancement of Science and the Society of Toxicology. Dr. LeBel is a co-inventor on numerous patents in the field of drug delivery and treatment for otology-related disorders. He was a National Institute of Environmental Health Sciences post-doctoral fellow in Molecular Neurotoxicology at the University of California Irvine. Dr. LeBel holds a Ph.D. in Biomedical Sciences and Toxicology from Northeastern University and a B.S. in Chemistry from the University of Detroit. As a result of our restructuring announced in February 2023, Dr. LeBel will be leaving the Company effective March 31, 2023.

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

Wendy S. Arnold has served as our Chief People Officer since February 2020. Ms. Arnold previously served as Senior Vice President, Human Resources at Kaleido Biosciences, Inc., or Kaleido, a healthcare company, where she helped to establish the HR infrastructure, compensation, performance and development programs. Prior to Kaleido, she was the head of the HR business partnership function at Moderna, a biotechnology company, where she helped to lead the HR organization during a period of significant growth, including implementing talent development and engagement initiatives. Prior to that, she was at Celgene Avilomics Research (formerly Avila Therapeutics), where she was responsible for building and developing the HR infrastructure for the company’s early research and development division. She also held senior HR positions at Inotek Pharmaceuticals and Amylin Pharmaceuticals. Ms. Arnold received her B.S. from Colorado State University. As a result of our restructuring announced in February 2023, Ms. Arnold will be leaving the Company effective March 31, 2023.

Non-Employee Directors

Timothy J. Barberich has served as a member of our board of directors since September 2016 and as Vice Chairperson of our board of directors since March 2022. Mr. Barberich has served on the board of directors of Verastem, Inc. since 2014, and TScan Therapeutics, Inc. since 2019. Mr. Barberich previously served on the boards of directors for GI Dynamics, Inc. from 2011 to 2021, for Tokai Pharmaceuticals, Inc. from 2009 to 2017, for HeartWare International, Inc. from 2008 to 2016, for Inotek Pharmaceuticals Corporation from 2016 to 2017, and for Neurovance, Inc. from 2010 to 2016. Mr. Barberich is co-founder, and served as the CEO and Chairman of Sepracor Inc. from 1984 to 2009. He holds a B.S. in Chemistry from Kings College. We believe Mr. Barberich’s extensive experience in the life sciences industry qualifies him to serve on our board of directors.

Cynthia L. Feldmann has served as a member of our board of directors since September 2020 and is the Chair of our Audit Committee. In March 2022, Ms. Feldmann joined the board of Alexandria Real Estate Equities, Inc., or Alexandria, an urban office real estate investing trust focused on collaborative life science, agtech and technology campuses in AAA innovation cluster locations. She serves on Alexandria's Sciences & Technology Board Committee. Ms. Feldmann has served as a member of the board of directors of UFP Technologies, Inc., or UFPT, since June 2017. She chairs the UFPT Audit Committee and serves on the Nominating & Governance Committee. Since 2005, Ms. Feldmann has served on the board of directors of STERIS PLC, or STERIS, a provider of infection prevention, decontamination, and health science technologies, products and services. She is the Chair of STERIS’ Nominating & Governance Committee and previously chaired and is a current member of the Audit Committee. Ms. Feldmann also served from 2003 to January 2018 on the board of directors of Hanger Inc., or Hanger, a provider of orthotic and prosthetic services and products, and the largest orthotic and prosthetic managed care network in the U.S. Ms. Feldmann served on the Audit Committee, including as Chair of the Audit Committee, the Compensation Committee and the Quality and Technology Committee of Hanger. Ms. Feldmann currently serves on the board of trustees and as a member of the Finance Committee of Falmouth Academy, an academically rigorous, co‐ed college preparatory day school for grades 7 to 12. Ms. Feldmann previously served as a director and chair of the Audit Committee and as a member of the Nominating & Governance, Compensation, and Quality and Technology Committees of Heartware International, Inc., a medical device company, from 2012 until its acquisition by Medtronic PLC in August 2016. Previously, Ms. Feldmann had a 27-year career in public accounting; she was Partner at KPMG LLP, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups and was National Partner-in-Charge of the Life Sciences practice for Coopers & Lybrand (now PricewaterhouseCoopersLLP) among other leadership positions she held during her career there. Ms. Feldmann was a founding board member of Mass Medic, a Massachusetts trade association for medical technology companies, where she also served as treasurer and as a member of the board’s Executive Committee during her tenure from 1997 to 2001. Ms. Feldmann is a retired CPA and holds a Masters Professional Director Certification from the American College of Corporate Directors. We believe Ms. Feldmann's extensive expertise in auditing and accounting, particularly her experience in the life sciences industry, qualifies her to serve on our board of directors.

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

Robert S. Langer, Sc.D., has served as a member of our board of directors since September 2016. Dr. Langer has served as a David H. Koch Institute Professor at the Massachusetts Institute of Technology since 2005. Dr. Langer currently serves on the board of directors of Moderna, Inc., Seer, Abpro bio and Puretech Health plc, and previously served on the board of directors of Momenta Pharmaceuticals, Inc., Kala Pharmaceuticals, Inc., Fibrocell Science, Inc. and Millipore Corp. Dr. Langer holds a Sc.D. in Chemical Engineering from MIT and a B.S. in Chemical Engineering from Cornell University. We believe Dr. Langer’s pioneering academic work, extensive medical and scientific knowledge, and experience serving on public company boards of directors qualify him to serve on our board of directors.

Joel S. Marcus, J.D., CPA has served on our board of directors since December 2018. Mr. Marcus is Executive Chairman and Founder of Alexandria Real Estate Equities, Inc. (NYSE: ARE) or Alexandria, a best-in-class, mission-driven life science REIT that pioneered life science real estate from a specialty niche to a mainstream asset class and today is the preeminent and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations. Since co-founding the company in 1994 as a garage startup with $19 million in Series A capital and a mission to advance human health, he has led the remarkable growth of Alexandria into an S&P 500 company that as of December 31, 2022 has a total market capitalization of $35.0 billion and a total equity capitalization of $24.9 billion that ranks it in the top 10% among all publicly traded U.S. REITs. Alexandria, which celebrated its 25th anniversary as a New York Stock Exchange listed company in May 2022, has a total shareholder return exceeding 1,670% as of December 31, 2022. Mr. Marcus also founded and continues to lead Alexandria Venture Investments, the company’s strategic venture capital platform. Since the platform’s inception in 1996, it has actively invested in disruptive life science companies as well as promising agrifoodtech, climate innovation, and technology companies that are advancing new, transformative therapeutic modalities and platforms to meaningfully improve human health. Alexandria Venture Investments has been recognized by Silicon Valley Bank as the #1 most active corporate investor in biopharma by new deal volume for six consecutive years and by AgFunder as one of the top five most active U.S. agtech investors for two consecutive years. Mr. Marcus also currently serves on the boards of directors of Applied Therapeutics, Inc. and Intra-Cellular Therapies, Inc.. He earned his undergraduate and Juris Doctor degrees from the University of California, Los Angeles. We believe that Mr. Marcus’ extensive experience in the life sciences industry and as a chief executive officer and attorney qualifies him to serve on our board of directors.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the Consolidated Financial Statements or the Notes thereto set forth below beginning on page F-1.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/25/20

4.1	Form of Specimen Common Stock Certificate	S-1/A	333-233652	4.1	9/23/19

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

4.3	Description of Frequency Therapeutics, Inc. Securities	10-K	001-39062	4.3	3/26/20

10.1#	2014 Stock Incentive Plan, as amended and form of option agreements thereunder	S-1	333-233652	10.1	9/6/19

10.2#	2019 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-233652	10.2	9/23/19

10.3#	Non-Employee Director Compensation Program	S-1/A	333-233652	10.3	9/23/19

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-233652	10.5	9/23/19

10.6	Second Amended and Restated Executive Employment Agreement, dated as of September 20, 2019, between David L. Lucchino and Frequency Therapeutics, Inc.	S-1/A	333-233652	10.7	9/23/19

10.7†	Exclusive Patent License Agreement, dated as of December 13, 2016, as amended, between Massachusetts Institute of Technology and Frequency Therapeutics, Inc.	10-K	333-233652	10.7	3/15/22

10.8†	Non-Exclusive Patent License Agreement, dated as of February 7, 2019, between Massachusetts Eye and Ear Infirmary and Frequency Therapeutics, Inc.	S-1	333-233652	10.11	9/6/19

10.9†	License and Collaboration Agreement, dated as of July 16, 2019, between Astellas Pharma, Inc. and Frequency Therapeutics, Inc.	S-1	333-233652	10.12	9/6/19

10.10#	2019 Employee Stock Purchase Plan	S-1/A	333-233652	10.13	9/23/19

10.11	Indenture of Lease, effective as of January 7, 2020 between HCP/KING 75 Hayden LLC and Frequency Therapeutics, Inc.	10-K	001-39062	10.13	3/26/20

10.12	Sublease Agreement, dated July 8, 2022, by and between Frequency Therapeutics, Inc. and SalioGen Therapeutics, Inc.	8-K	001-39062	10.1	7/12/22

10.13	Registration Rights Agreement, dated July 17, 2020, by and among Frequency Therapeutics, Inc. and the Investors named therein.	8-K	001-39062	10.2	7/21/20

10.14	Loan and Security Agreement, dated December 11, 2020, by and between Frequency Therapeutics, Inc. and Silicon Valley Bank.	8-K	001-39062	10.1	12/15/20

10.15#	Separation Agreement, dated as of March 31, 2022, by and between Frequency Therapeutics, Inc. and Peter P. Pfreundschuh	8-K	001-39062	10.1	3/31/22

10.16#	Employment Agreement, effective February 3, 2020, by and between Frequency Therapeutics, Inc. and Wendy S. Arnold.	10-K	001-39062	10.16	3/26/21

21.1	Subsidiaries of Frequency Therapeutics, Inc.					*

23.1	Consent of RSM US, LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)					*

under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document	***

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	The cover page for the Company's Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

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

FREQUENCY THERAPEUTICS, INC.

Date: March 10, 2023	By:	/s/ David L. Lucchino
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

Name	Title	Date

/s/ David L. Lucchino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2023
David L. Lucchino

/s/ Richard Mitrano	Vice President, Finance and Operations (Principal Financial and Accounting Officer)	March 10, 2023
Richard Mitrano

/s/ Timothy J. Barberich	Vice Chairperson and Director	March 10, 2023
Timothy J. Barberich

/s/ Cynthia L. Feldmann	Director	March 10, 2023
Cynthia L. Feldmann

/s/ Michael Huang	Director	March 10, 2023
Michael Huang

/s/ Robert S. Langer	Director	March 10, 2023
Robert S. Langer, Sc.D.

/s/ Joel S. Marcus	Director	March 10, 2023
Joel S. Marcus

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Frequency Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

March 10, 2023

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,954	$79,635
Short-term marketable securities	31,143	51,072
Prepaid expenses and other current assets	4,396	4,041
Total current assets	87,493	134,748
Long-term marketable securities	—	11,719
Property and equipment, net	2,739	5,522
Right of use assets	28,980	31,350
Restricted cash	1,699	1,699
Other long-term assets	327	320
Total assets	$121,238	$185,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,114	$2,748
Accrued expenses	5,891	6,101
Lease liabilities, current portion	2,021	1,747
Term loan, current portion	10,000	833
Total current liabilities	21,026	11,429
Lease liabilities, net of current portion	26,761	28,851
Term loan, net of current portion	4,167	14,167
Other long-term liabilities	89	87
Total liabilities	52,043	54,534
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,262,083 and 34,611,213 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	331,023	310,936
Accumulated other comprehensive loss	(198)	(62)
Accumulated deficit	(261,665)	(180,085)
Total stockholders’ equity	69,195	130,824
Total liabilities and stockholders’ equity	$121,238	$185,358

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$-	$14,068
Operating expenses:
Research and development	49,418	60,923
General and administrative	33,584	37,176
Total operating expenses	83,002	98,099
Loss from operations	(83,002)	(84,031)
Interest income	1,327	397
Interest expense	(961)	(764)
Realized gain (loss) on investments	3	(23)
Foreign exchange (loss) gain	(5)	16
Other income (expense), net	1,056	(266)
Loss before income taxes	(81,582)	(84,671)
Tax benefit (provision)	2	(15)
Net loss	$(81,580)	$(84,686)
Net loss per share-basic and diluted	$(2.33)	$(2.47)
Weighted-average shares of common stock outstanding-basic and diluted	35,075,924	34,351,274

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net loss	$(81,580)	$(84,686)
Other comprehensive loss:
Unrealized loss on marketable securities	(136)	(89)
Total comprehensive loss	(136)	(89)
Comprehensive loss	$(81,716)	$(84,775)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statement of Stockholders' Equity

(in thousands, except share and per share amounts)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2020	33,964,000	$34	$287,829	$27	$(95,399)	$192,491
Stock-based compensation expense	—	—	21,750	—	—	21,750
Purchases under Employee Stock Purchase Plan	7,064	—	60	—	—	60
Issuance of common stock upon exercise of stock options	642,314	1	1,297	—	—	1,298
Forfeiture of restricted stock	(2,165)	—	—	—	—	—
Other comprehensive loss	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(84,686)	(84,686)
Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	—	—	19,831	—	—	19,831
Purchases under Employee Stock Purchase Plan	76,606	—	196	—	—	196
Issuance of common stock upon exercise of stock options	10,047	—	11	—	—	11
Issuance of common stock under equity offering	12,767	—	50	—	—	50
Issuance of common stock pursuant to restricted stock units	551,450	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(81,580)	(81,580)
Balance, December 31, 2022	35,262,083	$35	$331,023	$(198)	$(261,665)	$69,195

See accompanying notes

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,580)	$(84,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,831	21,750
Depreciation expense	2,766	2,775
Non-cash lease expense	2,370	1,066
Non-cash interest expense	396	347
Loss on disposal of assets	—	16
Changes in operating assets and liabilities:
Prepaid expenses and other assets	681	(173)
Accounts payable	(677)	(2,292)
Deferred revenue	—	(14,068)
Lease liabilities	(1,816)	(396)
Accrued expenses	(208)	(398)
Net cash used in operating activities	(58,237)	(76,059)
Cash flows from investing activities:
Sale of property and equipment	17	—
Purchase of property and equipment	—	(2,914)
Purchase of marketable securities	(54,222)	(92,445)
Redemption of marketable securities	85,338	29,233
Net cash provided by (used in) investing activities	31,133	(66,126)
Cash flows from financing activities:
Proceeds from issuance of common stock	60	1,298
Proceeds from Employee Stock Purchase Plan	196	60
Repayment of term loan	(833)	—
Net cash (used in) provided by financing activities	(577)	1,358
Net decrease in cash, cash equivalents, and restricted cash	(27,681)	(140,827)
Cash, cash equivalents, and restricted cash at beginning of period	81,334	222,161
Cash, cash equivalents, and restricted cash at end of period	$53,653	$81,334
Supplemental disclosures:
Cash paid for interest	$914	$703

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, Frequency Therapeutics Securities Corporation and Frequency Therapeutics Japan KK (Frequency Japan) (the Company), headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. Frequency Japan was closed down in February 2021. The Company is a preclinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function.

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of December 31, 2022, the Company had an accumulated deficit of $261,665. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources will be sufficient to fund planned operations for at least 12 months from the date the financial statements were available to be issued.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the years ended December 31, 2022 and 2021 consist of unrealized loss on marketable securities.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manage its business as a single operating segment, which is in the business of developing therapeutics to activate a person’s innate regenerative potential to restore function.

Foreign currency

All periods presented are reported in US dollars. The functional currency for entities outside the United States is the US dollar. Realized and unrealized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as other expense. During the years ended December 31, 2022 and 2021 the Company recorded $5 of foreign currency exchange loss and $16 of foreign currency exchange gain, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at acquisition to be cash equivalents which are stated at fair market value. Cash and cash equivalents at December 31, 2022 and 2021 consists entirely of cash and money market funds.

Restricted cash

The Company has $1,699 of restricted cash as of December 31, 2022 and December 31, 2021, which represents a security deposit on the Company's Lexington, Massachusetts facility.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of other expense. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized gain (loss) on investments.

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

Property and equipment, net

Property and equipment consist of lab equipment, furniture and office equipment and software recorded at cost. These amounts are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful life
Lab equipment	3 years
Software	3 years
Furniture and office equipment	3 years

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the consolidated statements of operations.

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

Research and development costs and accruals

Research and development expenses include salaries and benefits, materials and supplies, preclinical and clinical trial expenses, stock-based compensation expense, depreciation of equipment, contract services and other outside expenses. The Company has entered into various research and development-related contracts with research institutions, contract research organizations, contract manufacturers and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. Costs of certain development activities, such as manufacturing, preclinical and clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Leases

The Company accounts for leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at inception and, if so, records a right-of-use (ROU) asset and a lease liability on the consolidated balance sheet for any lease with a term longer than 12 months.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The ROU asset also includes any lease payments made at or before the lease commencement date and excludes lease incentives received. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirements of ASC 842 for short-term leases, which is defined as a lease that, at the lease commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For real estate lease agreements entered into or modified after the adoption of ASC 842 that include lease and non-lease components, the Company has elected to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.

Collaborative arrangements

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship (e.g., a licensing arrangement) where the contracted party has obtained goods or services that are an output of the Company’s ordinary activities in exchange for a consideration and therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). For those elements of the arrangement that are accounted for pursuant to ASC 606, including those to which ASC 606 is applied by analogy, the Company applies the five-step model described in the Company’s revenue recognition policy. For elements of collaborative arrangements that are accounted for pursuant to ASC 808, an appropriate and rational recognition method is determined and applied consistently. Reimbursements from the counterparty that are the result of a collaborative relationship with the counterparty, instead of a customer relationship, such as co-development or clinical activities, are recorded as a reduction to research and development expense as the services are performed. Similarly, amounts that are owed to a collaboration partner related to the co-development clinical activities are recognized as research and development expense.

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

The Company has entered into a collaboration arrangement with Astellas Pharma Inc. (Astellas), as further described in Note 13, "Collaboration agreement", of notes to consolidated financial statements.

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

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (ASC 740) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2022 and 2021, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets (see Note 11, Income taxes").

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2022 and 2021 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(81,580)	$(84,686)
Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	35,075,924	34,351,274
Net loss per share-basic and diluted	$(2.33)	$(2.47)

Recently issued and adopted accounting pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted this standard on January 1, 2023 and it did not have a material impact on the consolidated financial statements.

3. Fair value measurements

The Company’s financial assets measures at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2022 and 2021 are summarized as follows:

		December 31, 2022
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Gain (Loss)	Value
Money market funds	Level 1	$30,648	$1	$30,649
Short-term marketable securities	Level 2	31,280	(137)	31,143
		$61,928	$(136)	$61,792

		December 31, 2021
	Fair Value	Amortization	Unrealized	Fair Market
	Hierarchy	Cost	Loss	Value
Money market funds	Level 1	$48,160	$-	$48,160
Short-term marketable securities	Level 2	51,116	(44)	51,072
Long-term marketable securities	Level 2	11,764	(45)	11,719
		$111,040	$(89)	$110,951

At December 31, 2022 and 2021, we held 14 and 18 debt securities, respectively, that were in an unrealized loss position. The unrealized losses at December 31, 2022 and 2021 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All investments mature within twelve months from December 31, 2022. The following tables summarize the Company's debt securities in an unrealized loss position, aggregated by length of time in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)
	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities	$32,991	$(29)	$-	$-	$32,991	$(29)
Long-term marketable securities	11,719	(45)	-	-	11,719	(45)
	$44,710	$(74)	$-	$-	$44,710	$(74)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2022	2021
Rent and deposits	$-	$470
Research and development expenses	2,084	858
Accounts receivable	449	144
Insurance	1,608	2,384
Other	255	185
Total	$4,396	$4,041

5. Property and equipment

Property and equipment include the following:

	December 31,	December 31,
	2022	2021
Lab equipment	$5,706	$6,177
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,235	9,706
Accumulated depreciation	(6,496)	(4,184)
Property and equipment, net	$2,739	$5,522

The Company recognized $2,766 and $2,775 of depreciation expense for the years ended December 31, 2022 and 2021, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Payroll and employee related expenses	$4,216	$4,375
Professional fees	377	767
Third-party research and development expenses	773	840
Other	525	119
Total	$5,891	$6,101

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (Loan Agreement) with a commercial bank for a term loan with a principal balance of $15,000. The Company made monthly interest only payments through November 30, 2022. The principal balance and interest will be repaid in equal monthly installments after the interest only period and continue through May 1, 2024 (Loan Maturity Date). Advances under the Loan Agreement will bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at December 31, 2022 was 9.0%. Interest expense related to the Loan Agreement was $961 for the year ended December 31, 2022 and $764 for the year ended December 31, 2021.

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

8. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of December 31, 2022.

Common stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which 35,262,083 were issued and outstanding as of December 31, 2022. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Stock options outstanding	5,742,053	6,830,037
Shares available for future grant under stock option plan	988,216	1,552,630
	6,730,269	8,382,667

Equity Offerings

On December 10, 2021, the Company entered into an Equity Distribution Agreement (Sales Agreement) with Oppenheimer & Co. Inc. (Sales Agent) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Sales Agent may terminate the Sales Agreement upon notice to the other party and subject to other conditions. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of any Common Stock sold through the Sales Agent under the Sales Agreement and has provided the Sales Agent with customary indemnification rights.

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at December 31, 2022.

9. Stock-based compensation

On November 13, 2014, the Company adopted the 2014 Stock Incentive Plan (2014 Plan). All of the Company’s employees, officers, directors, and consultants are eligible to be granted options to purchase common shares and restricted stock under the terms of the 2014 Plan. The Company reserved an aggregate of 8,550,415 shares of common stock for issuance under the 2014 Plan. As of December 31, 2022, there were no shares of common stock available for future grants under the 2014 Plan.

On September 17, 2019, the Company’s board of directors and on September 19, 2019, its stockholders approved and adopted the 2019 Incentive Award Plan (2019 Plan). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock and cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 3,100,000 shares of common stock were approved to be initially reserved for issuance under the 2019 plan. The number of shares under the 2014 Plan subject to outstanding awards as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by the amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

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

Stock options

A summary of the stock option activity under the 2014 Plan and the 2019 Plan are as follows:

	Number of shares	Weighted average exercise price (1)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	6,816,798	$10.11	8.45	$171,415
Granted	1,357,426	32.76	8.07	—
Exercised	(642,314)	2.02	—	$11,652
Forfeited	(701,873)	16.48	—	—
Outstanding as of December 31, 2021	6,830,037	$5.35	7.76	$6,987
Granted	221,176	1.78	8.32	—
Exercised	(10,047)	1.24	—	$37
Forfeited	(1,299,113)	18.04	—	—
Outstanding as of December 31, 2022	5,742,053	$2.35	6.69	$9,114
Options exercisable as of December 31, 2022	4,579,486	$2.40	6.39	$7,071
Options unvested as of December 31, 2022	1,162,567	$2.12	7.84	$2,043

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

(1) On August 17, 2022, the Company's Board of Directors approved the repricing of all options granted under the 2019 Incentive Award Plan that were held by then current employees, executives, directors, and consultants for which the exercise price per share was greater than the closing price per share of the Company's common stock on August 17, 2022 (Underwater Options) by reducing the exercise price of each Underwater Option to $2.14, the closing price per share of the Company's common stock on August 17, 2022. See "Repricing of stock options" section for more information.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.0%	0.5%
Expected term (in years)	6.0	6.0
Expected volatility	80.0%	79.8%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2022 and 2021 was $1.58 and $22.39 respectively.

The total grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $14,219 and $16,304, respectively.

Repricing of stock options

On August 17, 2022, the Board of Directors approved the repricing of each Underwater Option to $2.14, the closing price per share of the Company's common stock on August 17, 2022. Except for the modification of the exercise price, all other terms and conditions of the Underwater Options remain in effect.

The option repricing resulted in incremental stock-based compensation of $2,505, of which $1,630 was recorded as expense in the year ended December 31, 2022 and $875 will be recognized as expense over the remaining vesting period.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the year ended December 31, 2022.

	Number of shares	Weighted average fair value

Unvested, December 31, 2021	626,300	$9.54
Awarded	3,576,650	3.01
Vested	(551,450)	9.54
Forfeited	(549,850)	5.06
Unvested, December 31, 2022	3,101,650	$2.80

Stock-based compensation

Stock-based compensation expense of $19,831 and $21,750 for the years ended December 31, 2022 and 2021 respectively, is included in research and development and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

As of December 31, 2022 and 2021, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $19,537 and $39,112, respectively. This amount is expected to be recognized over a weighted-average period of 1.55 years and 2.49 years, respectively.

10. Employee stock purchase plan

On September 20, 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (ESPP) which became effective on the date of the Company’s initial public offering of shares of its common stock. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1,

2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

The Company’s first offering period of 2021 concluded on June 30, 2021 with the purchase of 7,064 shares in July 2021 related to this offering period. The Company's second offering period of 2021 concluded on December 31, 2021 with the purchase of 31,832 shares in January 2022. The Company's first offering period of 2022 concluded on June 30, 2022 with the purchase of 44,774 shares in July 2022 related to this offering period. As of December 31, 2022, a total of 1,225,527 shares remain for future offering periods. The Company's second offering period of 2022 concluded on December 31, 2022 with the purchase of 24,754 shares in January 2023 related to this offering.

11. Income taxes

Since inception in 2014, the Company has generated cumulative federal and state net operating loss and research and development credit carryforwards for which the Company has not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within the respective carryforward periods.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $174,107 and Massachusetts state operating loss carryforwards of approximately $141,318 which may be available to offset future taxable income. The U.S. federal net operating loss carryforwards include $22,399 available to reduce future taxable income through 2037 and approximately $151,708 which do not expire and are available to reduce future taxable income indefinitely. The state net operating loss carryforwards are available to offset future taxable income through 2042. As of December 31, 2022, the Company also had federal and Massachusetts research and development tax credit carryforwards of $8,177 and $3,556, respectively, which are available to offset federal and state tax liabilities through 2042 and 2037, respectively.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as provided under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. These ownership changes may limit the number of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a rolling three-year period. The Company has completed several financings and has conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception and has determined that an ownership change did occur in March 2017. Accordingly, utilization of $12,400 of the U.S. net operating loss carryforwards which were incurred prior to March 2017 (pre-ownership change) is limited under Section 382 of the Code. After the limitations under Section 382 of the Code, the Company may utilize approximately $10,800 of its pre-ownership change net operating loss carryforwards based upon an annual usage of approximately $1,600 for each of the next five years after the ownership change and approximately $180 for each of the 15 years thereafter. The remaining pre-March 2017 ownership change net operating losses of approximately $1,600 were written off due to expiration under limitation. The limitation has been determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. These carryforwards may be subject to further annual limitations under Section 382 of the Code in the event of future changes in ownership. Additionally, the Company has determined an ownership changed occurred in October of 2019 as a result of the IPO. Accordingly, utilization of approximately $46,123 of the U.S. net operating loss carryforwards incurred prior to October 2019 is also limited under Section 382 of the Code. The Company has determined it will be able to utilize the entire $46,123 of its pre-ownership change net operating loss carryforwards based upon the limitations calculated from the October 2019 ownership change. These carryforwards may be subject to further annual limitations under Section 382 of the Code in the event of future changes in ownership.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position and, as a result, a valuation allowance of approximately $77,288 and $50,931 as of December 31, 2022 and 2021 has been established.

The Company has no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment were required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statements of operations if an adjustment were required. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2022 and 2021.

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

A reconciliation of the Company’s pre-tax loss for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Domestic	$(81,586)	$(84,624)
Foreign	4	(47)
Total	$(81,582)	$(84,671)

The Company’s provision at December 31, 2022 and 2021 consist of the following:

	2022	2021
Current:
Federal	$-	$-
State	(2)	15
Foreign	-	-
Total current	$(2)	$15
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total (benefit) provision	$(2)	$15

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
U.S federal statutory income tax rate	21.0%	21.0%
Permanent differences	(0.1)	—
State income taxes, net of federal benefit	5.4	2.7
Research and development tax credits	5.1	3.6
State rate changes	3.7	—
Stock compensation deductions	(2.8)	1.6
Other items	—	(0.7)
Change in deferred tax asset valuation allowance	(32.3)	(28.2)
Effective income tax rate	—%	—%

The Company’s deferred tax assets at December 31, 2022 and 2021 consist of the following:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$45,512	$36,590
Research and development tax credits	11,163	7,026
Capitalized research and development costs	10,042	—
Intangibles	478	392
Stock compensation	9,507	6,554
Accrued expenses	—	107
Deferred revenue	—	—
Other	357	176
Fixed assets	282	265
Lease liability	7,735	7,269
Gross deferred tax asset	85,076	58,379
Valuation allowance	(77,288)	(50,931)
Net deferred tax assets	$7,788	$7,448
Deferred tax liabilities:
Right of use asset	(7,788)	(7,448)
Net deferred tax asset (liability)	$-	$-

12. Research and license agreements

Massachusetts Institute of Technology

In December 2016, the Company entered into an exclusive patent license agreement (MIT License Agreement), with the Massachusetts Institute of Technology (MIT), under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease and import products (Licensed Products) and to develop and perform processes (Licensed Processes) which incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. The Company also has the right to grant sublicenses of its rights under the MIT License Agreement.

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

The patents in-licensed by the Company from MIT pursuant to the MIT License claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Pursuant to MIT’s policy on the ownership, distribution and commercial development of MIT technology, or the MIT Policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to the Company under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions, but not amounts received by MIT from the sale of common stock previously issued by the Company to MIT pursuant to the MIT License. Accordingly, pursuant to the MIT Policy, Dr. Langer is entitled to receive a portion of the amounts the Company pays to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that the Company may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer has received $11 and $6 from MIT under the MIT Policy during the years ended December 31, 2022 and 2021, respectively. Refer to Note 18, "Related party transactions", for all related party disclosures.

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, the Company entered into a license agreement (CALIBR License Agreement) with the California Institute for Biomedical Research (CALIBR) under which the Company received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products (CALIBR Licensed Products) which incorporate the licensed technology for the treatment of multiple sclerosis. The Company also have the right to grant sublicenses of our rights under the CALIBR License Agreement. CALIBR reserves the right to use for itself and the right to grant non-exclusive licenses to other nonprofit or academic institutions, for any internal research and educational purposes.

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

13. Collaboration agreement

In July 2019, the Company entered into a License and Collaboration Agreement with Astellas (Astellas Agreement), under which the Company granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor (Astellas Licensed Products), including the product candidate FX-322, outside of the United States. The Company also granted Astellas a right of first negotiation and a right of last refusal if it entered into any negotiation or agreement of any kind (other than an acquisition of all of the stock or assets of the Company) with any third party under which such third party would obtain the right to develop, manufacture, or commercialize Astellas Licensed Products in the United States.

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

Revenue associated with this single performance obligation was recognized as the research and development work was performed, using an input method on the basis of research and development costs incurred to date relative to total research and development costs expected to be incurred. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. The Company determined that the period of performance of the research and development services began upon the signing of the Astellas Agreement and continued until the completion of the Phase 2a clinical trial of FX-322 (FX-322-202). The transaction price of $80,000 was allocated to the single combined performance obligation and recorded as deferred revenue in July 2019 when it was received. This upfront payment was recognized as revenue over the period from July 2019 until June 30, 2021, the completion date of the Phase 2a clinical trial (FX-322-202), using the input method.

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

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company will recognize research and development expense related to the joint study costs for all the joint activities in future periods and reimbursements received from Astellas will be recognized as an offset to research and development expense on the consolidated statements of operations during the development period. In the year ended December 31, 2022 and 2021, the Company invoiced Astellas $392 and $885 for joint costs.

14. Leases

On December 11, 2020, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (Lease Termination Agreement) with ARE-MA Region No. 20, LLC (Landlord) for the Company's office and laboratory space in Woburn, Massachusetts. The Lease Termination Agreement provides that the Lease Agreement, dated as of August 14, 2016, by and between the Company and Landlord (as the same may have been amended, the Lease) will terminate on March 31, 2021, unless the Company elects to extend the term of the Lease. The Company exercised the option to extend the lease until May 31, 2021.

On January 7, 2020 the Company entered into an indenture of lease (Lexington Lease) with HCP/KING 75 Hayden LLC, for the lease of approximately 61,307 square feet of rentable area in Lexington, Massachusetts or (Lexington Premises). The Lexington Lease commenced on December 11, 2020. In the second quarter of 2021, the Company began using the Lexington Premises as its principal executive offices and laboratory for research and development. The term of the Lexington Lease is expected to end on May 31, 2031. The Company also has the option to extend the Initial Term for two additional terms of five years each.

The Company's rent expense for the years ended December 31, 2022 and 2021 was $4,802 and $4,960, respectively.

Other information	December 31, 2022
Weighted-average remaining operating lease term	8.4 years
Weighted-average discount rate	8.5%

The table below reconciles the undiscounted cash flows to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2022.

2023	4,273
2024	4,402
2025	4,534
2026	4,670
2027	4,810
Thereafter	17,530
Total minimum lease payments	40,219
Less: amount of lease payments representing interest	(11,437)
Present value of future lease payments	28,782
Less: current lease liabilities	(2,021)
Noncurrent lease liabilities	$26,761

Future aggregate minimum payments under the noncancelable operating lease as of December 31, 2022 are as follows:

2023	$4,273
2024	4,402
2025	4,534
2026	4,670
2027 and beyond	22,340
Total minimum lease payments	$40,219

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

Since commencement, the Company has accounted for the Lexington, MA office space as an operating lease. In accordance with ASC 842, the Company concluded the sublease is also an operating lease. The Company recognized sublease income of $1,186 for the year ended December 31, 2022. The below table shows the expected future sublease income as of December 31, 2022.

Years Ending December 31,	Sublease Income
2023	$2,371
2024	1,383
Total future sublease income	$3,754

16. Commitments and contingencies

Contract commitments

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable lease. The $1,699 security deposit for this lease is classified as restricted cash as of December 31, 2022. The Company exited the Woburn, Massachusetts facility in the second quarter of 2021. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of December 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl LeBel, was added as a defendant. The plaintiffs allege violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company intends to vigorously defend against all claims asserted in the lawsuit. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2022.

On June 21, 2022, the Delaware Chancery Court dismissed a lawsuit brought by two purported stockholders against the Company and others. For previously reported information on this lawsuit, refer to Part I, Item 3, "Legal Proceedings" of the Company's 2021 Form 10-K. On August 16, 2022, these same two purported stockholders of the Company filed a similar lawsuit in Delaware Superior Court against (i) the Company, (ii) Computershare Inc., and (iii) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company for breach of the statutory duty of care, negligence, conversion, and unjust enrichment, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The Company intends to vigorously defend against all claims asserted in the lawsuit. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2022.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Exchange Act, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. On September 27, 2022, this lawsuit was stayed pending resolution of the Quinones case. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of December 31, 2022.

17. Employee benefit plan

Employees of the Company are eligible to participate in the Company’s 401(k) retirement plan (401(k) Plan). Participants may contribute up to 90% of their annual compensation to the 401(k) Plan, subject to statutory limitations. Under the 401(k) Plan Safe Harbor Match, the Company matches 100% of the first 5% of employee contributions and vests 100% at time of match. For the years ended December 31, 2022 and 2021, the Company made matching contributions of $550 and $723, respectively.

18. Related party transactions

As disclosed in Note 12, "Research and license agreements", the Company entered into the MIT License Agreement in December 2016. The patents in-licensed by the Company from MIT pursuant to the MIT License Agreement claim inventions created by, among others, Dr. Langer, one of the Company’s directors. Accordingly, Dr. Langer has received $11 and $6 from MIT under the MIT Policy during the years ended December 31, 2022 and 2021, respectively.

The Company's lease for its Woburn, Massachusetts facility, terminated in May 2021 as disclosed in Note 14, "Leases", was with an entity affiliated with one of the Company's directors and shareholders.

19. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through March 10, 2023, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

On February 13, 2023, the Company announced a restructuring in which its hearing program was discontinued. As a result, the Company reduced its workforce by approximately 55% to better align with the needs of its business. The total personnel costs related to the restructuring are estimated to be approximately $4,000 in future cash outlays primarily related to severance costs and related expenses.