Form 10-K/A
period 2022-12-31
Frequency Therapeutics, Inc.
filed 2023-05-01
CIK 1703647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
On March 10, 2023, Frequency Therapeutics, Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (“Original Form
10-K”).
The Original Form
10-K
omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.
We no longer expect that the definitive proxy statement for our 2023 annual meeting of stockholders will be filed within 120 days of December 31, 2022. Accordingly, this Amendment No. 1 to Form
10-K
(“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (
“Exc
hange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The
Sarbanes-Oxley
Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K
and does not otherwise reflect any events occurring after the filing of the Original Form
10-K.
Accordingly, the Amendment should be read in conjunction with the Original Form
10-K
and our filings made with the SEC subsequent to the filing of the Original Form
10-K.
Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form
10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Amendment.

Name	Age	Position
Executive Officers
David L. Lucchino	54	President, Chief Executive Officer, Director, and Co-Founder
Christopher R. Loose, PhD.	42	Chief Scientific Officer and Co-Founder
Quentin McCubbin	53	Chief Manufacturing Officer
Non-Employee Directors
Timothy J. Barberich	75	Vice Chairperson and Director
Cynthia L. Feldmann	70	Director
Michael Huang	49	Director
Robert S. Langer, Sc.D.	74	Director
Joel S. Marcus	75	Director

Executive officers

David L. Lucchino has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and was a co-founder of Frequency with Dr. Robert S. Langer and Dr. Christopher R. Loose. From December 2014 until June 2016, Mr. Lucchino served as the President of Entrega Bio, a biotechnology company focused on oral drug delivery technology. Prior to that, Mr. Lucchino co-founded Semprus BioSciences, or Semprus, a biotechnology company, and served as its President and Chief Executive Officer from June 2007 to June 2012. Mr. Lucchino oversaw the development of Semprus’ lead medical product, which received FDA clearance in 2012. Semprus was acquired by Teleflex, Inc., or Teleflex, in June 2012. Prior to Semprus, Mr. Lucchino worked at the investment firm Polaris Partners. He started his biotech career by Co-Founding LaunchCyte, an investment firm where he was also a Managing Director. Mr. Lucchino is the past chairman of the board of directors of MassBio, a nonprofit organization that represents over 1,500 life science firms and provides services and support for the biotechnology industry in Massachusetts. He is a member of the College of Fellows of the American Institute for Medical and Biological Engineering and was appointed by Massachusetts’ Governor Charlie Baker as a member of the Commonwealth’s STEM Advisory Council. Mr. Lucchino also served as a trustee of Mt. Auburn Hospital, a Harvard Medical School facility for fifteen years, a trustee of the Multiple Myeloma Research Foundation, and a member of the Board of NOLS (The National Outdoor Leadership School). Mr. Lucchino holds an MBA from the Massachusetts Institute of Technology’s Sloan School of Management, an M.S. from the Newhouse School of Journalism at Syracuse University, and a B.A. in Philosophy and Religious Studies from Denison University. We believe Mr. Lucchino’s position as our Chief Executive Officer and extensive management experience in the biotechnology and pharmaceutical industry qualifies him to serve on our board of directors.

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

Non-Employee Directors

Timothy J. Barberich has served as a member of our board of directors since September 2016 and as Vice Chairman of our board of directors since March 2022. Mr. Barberich has served on the board of directors of TScan Therapeutics, Inc. since 2019, and Gila Therapeutics, Inc. since 2022. Mr. Barberich previously served on the boards of directors for Verastem, Inc. from 2014 to 2022, for GI Dynamics, Inc. from 2011 to 2021, for Tokai Pharmaceuticals, Inc. from 2009 to 2017, for HeartWare International, Inc. from 2008 to 2016, for Inotek Pharmaceuticals Corporation from 2016 to 2017, and for Neurovance, Inc. from 2010 to 2016. Mr. Barberich is co-founder, and served as the CEO and Chairman of Sepracor Inc. from 1984 to 2009. He holds a B.S. in Chemistry from Kings College. We believe Mr. Barberich’s extensive experience in the life sciences industry qualifies him to serve on our board of directors.

Cynthia L. Feldmann has served on our board of directors since September 2020 and is the Chair of our Audit Committee. In March 2022, Ms. Feldmann joined the board of Alexandria Real Estate Equities, Inc., or Alexandria, an urban office real estate investing trust focused on collaborative life science, agtech and technology campuses in AAA innovation cluster locations. She serves on Alexandria’s Science & Technology Board Committee. Ms. Feldmann has served as a member of the board of directors of UFP Technologies, Inc., or UFPT, since June 2017. She chairs the UFPT Audit Committee and serves on the Nominating & Governance Committee. Since 2005, Ms. Feldmann has served on the board of directors of STERIS PLC, or STERIS, a provider of infection prevention, decontamination, and health science technologies, products and services. She is the Chair of STERIS’ Nominating & Governance Committee and previously chaired and is a current member of the Audit Committee. Ms. Feldmann also served from 2003 to 2018 on the board of directors of Hanger Inc., or Hanger, a provider of orthotic and prosthetic services and products, and the largest orthotic and prosthetic managed care network in the U.S. Ms. Feldmann served on the Audit Committee, including as Chair of the Audit Committee, the Compensation Committee and the Quality and Technology Committee of Hanger. Ms. Feldmann currently serves on the board of trustees and as a member of the Finance Committee of Falmouth Academy, an academically rigorous, co-ed college preparatory day school for grades 7 to 12. Ms. Feldmann previously served as a director and chair of the Audit Committee and as a member of the Nominating & Governance, Compensation, and Quality and Technology Committees of Heartware International, Inc., a medical device company, from 2012 until its acquisition by Medtronic PLC in August 2016. Previously, Ms. Feldmann had a 27-year career in public accounting; she was Partner at KPMG LLP, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups and was National Partner-in-Charge of the Life Sciences practice for Coopers & Lybrand (now PricewaterhouseCoopers LLP) among other leadership positions she held during her career there. Ms. Feldmann was a founding board member of Mass Medic, a Massachusetts trade association for medical technology companies, where she also served as treasurer and as a member of the board’s Executive Committee during her tenure from 1997 to 2001. Ms. Feldmann is a retired CPA and holds a Masters Professional Director Certification from the American College of Corporate Directors. As a result of these and other professional experiences, Ms. Feldmann possesses particular knowledge and experience in accounting, finance, and capital markets, and public company experience particularly in the medical device industry, that qualifies her to serve on our board of directors.

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

Robert S. Langer, Sc.D., has served as a member of our board of directors since September 2016. Dr. Langer has served as a David H. Koch Institute Professor at the Massachusetts Institute of Technology since 2005. Dr. Langer currently serves on the boards of directors Moderna, Inc., Seer, Abpro bio and Puretech Health plc, and previously served on the boards of directors of Momenta Pharmaceuticals, Inc., Kala Pharmaceuticals, Inc., Fibrocell Science, Inc. and Millipore Corp. Dr. Langer holds a Sc.D. in Chemical Engineering from MIT and a B.S. in Chemical Engineering from Cornell University. We believe Dr. Langer’s pioneering academic work, extensive medical and scientific knowledge, and experience serving on public company boards of directors qualify him to serve on our board of directors.

Joel S. Marcus, J.D., CPA has served on our board of directors since December 2018. Mr. Marcus is Executive Chairman and Founder of Alexandria Real Estate Equities, Inc. (NYSE: ARE) or Alexandria, a best-in-class, mission-driven life science REIT that pioneered life science real estate from a specialty niche to a mainstream asset class and today is the preeminent and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations. Since co-founding ARE in 1994 as a garage startup with $19 million in Series A capital and a mission to advance human health, he has led the remarkable growth of Alexandria into an S&P 500 company that as of December 31, 2022 has a total market capitalization of $35.0 billion and a total equity capitalization of $24.9 billion that ranks it in the top 10% among all publicly traded U.S. REITs. Alexandria, which celebrated its 25th anniversary as a New York Stock Exchange listed company in May 2022, has a total shareholder return exceeding 1,670% as of December 31, 2022. Mr. Marcus also founded and continues to lead Alexandria Venture Investments, ARE’s strategic venture capital platform. Since the platform’s inception in 1996, it has actively invested in disruptive life science companies as well as promising agrifoodtech, climate innovation, and technology companies that are advancing new, transformative therapeutic modalities and platforms to meaningfully improve human health. Mr. Marcus also currently serves on the boards of directors of Applied Therapeutics, Inc. and Intra-Cellular Therapies, Inc. He earned his undergraduate and Juris Doctor degrees from the University of California, Los Angeles. We believe that Mr. Marcus’ extensive experience in the life sciences industry and as a chief executive officer and attorney qualifies him to serve on our board of directors.

Corporate Governance

Audit Committee

We have a separately-designated standing audit committee whose current members are Cynthia L. Feldmann, Timothy J. Barberich, Michael Huang and Joel S. Marcus, with Ms. Feldmann serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq Stock Market listing rules (the “Nasdaq rules”) and regulations. Our Board of Directors has affirmatively determined that each member of our audit committee qualifies as “independent” under Nasdaq’s heightened standards and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), applicable to audit committee members, and that each member of the audit committee qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Conduct is available under the “Corporate Governance—Governance Documents” section of the “Investors & Media” page of our website located at www.frequencytx.com, or by writing to our Secretary at our offices at 75 Hayden Avenue, Lexington, MA 02421.

We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the Nasdaq rules.

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the 2022 Summary Compensation Table below. In 2022, our “named executive officers” and their positions were:

•	David L. Lucchino, President and Chief Executive Officer;

•	Carl P. LeBel, Former Chief Development Officer; and

•	Christopher R. Loose, Chief Scientific Officer.

Dr. LeBel ceased to be an employee in March 2023.

2022 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
David L. Lucchino, President and Chief Executive Officer	2022 2021	630,000 600,000	— —	1,209,000 —	927,028 4,883,032	378,000 324,000	15,250 14,500	3,159,278 5,821,532
Carl P. LeBel, Former Chief Development Officer	2022 2021	480,344 461,869	— —	604,500 286,200	254,472 1,831,138	192,138 157,035	15,250 14,500	1,546,704 2,750,743
Christopher R. Loose, Chief Scientific Officer	2022	480,344	—	604,500	226,580	192,138	15,250	1,518,812

(1)

Amounts represent the full grant date value of restricted stock units issued during the given year, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. With respect to the performance-based restricted stock units, the grant date fair value is reported based on the probable outcome of the performance conditions as of the grant date, which is $0. These amounts do not reflect the extent to which the named executive officer realized or will realize an actual financial benefit from the awards.

(2)

Amounts represent the incremental fair value expensed in connection with the repricing of stock options held by the named individual that was approved in August 2022, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.

(3)

Amounts represent incentive compensation awarded in recognition of individual and company performance under our annual incentive compensation program. Refer to “2022 Bonuses” below for additional information regarding 2022 awards.

(4)	Amounts represent employer contributions to our 401(k) plan for each of our named executive officers.

Narrative to 2022 Summary Compensation Table

Our executive compensation program is designed to align compensation with business objectives and the creation of stockholder value, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. For 2022, the compensation of our named executive officers primarily consisted of a base salary, an annual cash incentive bonus opportunity, equity compensation in the form of restricted stock units, and health and welfare benefits. Pursuant to their employment agreements, during 2022, our named executive officers were also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances.

2022 Salaries

Each of the named executive officers receives a base salary to provide a fixed component of compensation intended to reflect the executive’s skill set, experience, role and responsibilities. Annual base salaries are reviewed periodically by the compensation committee and the Board of Directors. Effective January 1, 2022, the compensation committee approved an increase in the base salary for Mr. Lucchino from $600,000 to $630,000, for Dr. LeBel from $461,869 to $480,344, and for Dr. Loose from $461,869 to $480,344.

2022 Bonuses

We offer our named executive officers the opportunity to earn annual performance bonuses to compensate them for attaining short-term company and individual goals established by our Board of Directors. Each named executive officer has an established target annual performance bonus amount, expressed as a percentage of the named executive officer’s annual base salary. The target bonus amounts for Mr. Lucchino, Dr. LeBel, and Dr. Loose in 2022 were 60%, 40%, and 40%, respectively.

In January 2023, the compensation committee evaluated the current named executive officers’ performance against the relevant bonus goals and approved the amounts earned by our named executive officers under the Company’s annual bonus program for 2022 and included above in the 2022 Summary Compensation Table. Mr. Lucchino, Dr. LeBel, and Dr. Loose met their target bonus, earning amounts based on the performance of our Company in 2022, as determined by the compensation committee. Specifically, the compensation committee considered, among other things, our Company’s completion of enrollment in a Phase 2b study of FX-322, initiation of a Phase 1b study of FX-345, and progress in the preclinical program for remyelination in multiple sclerosis.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, including our named executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors periodically reviews the equity incentive compensation of our executives, including our named executive officers, and from time to time may grant equity incentive awards to them. To date, our equity awards have been made in the form of stock options and restricted stock units.

During the fiscal year ended December 31, 2022, we granted time-based restricted stock units and performance-based restricted stock units to each of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below. The time-based restricted stock units were granted in February 2022 and consist of 300,000 restricted stock units granted to Mr. Lucchino, and 150,000 restricted stock units granted to each of Dr. LeBel and Dr. Loose. The time-based restricted stock units vest in one installment on July 4, 2023, subject to the applicable executive’s continued employment with us. The performance-based restricted stock units were granted in April 2022 and consist of 300,000 restricted stock units granted to Mr. Lucchino, and 200,000 restricted stock units granted to each of Drs. LeBel and Loose. The performance-based restricted stock units generally vest upon the Board of Director’s approval of the completion of a bona fide, third-party security financing transaction in which the Company receives gross proceeds of at least $25 million that occurs on or before December 31, 2023, subject to the applicable executive’s continued employment through such vesting date.

In addition, on August 17, 2022, the Company’s Board of Directors approved the repricing of all options granted under the 2019 Incentive Award Plan (“2019 Plan”) that were held by then current employees, executives, directors, and consultants for which the exercise price per share was greater than the closing price per share of the Company’s common stock on August 17, 2022 by reducing the exercise price of each such option to $2.14, the closing price per share of the Company’s common stock on August 17, 2022.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan, or the 401(k) Plan, for our employees including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. Under this plan, during 2022 we matched 100% of the first 5% of participants’ contributions. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Health and Welfare Plans

During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2022 Fiscal Year-End

			Option Awards				Stock Awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested ($) (2)
David L. Lucchino	4/11/2022	(3)					300,000	1,155,000
	2/17/2022	(4)					300,000	1,155,000
	1/15/2021	(5)	95,831	104,169	2.14	1/14/2031
	2/12/2020	(6)	176,820	65,680	2.14	2/11/2030
	10/2/2019	(7)	565,576	148,837	2.14	10/1/2029
	4/17/2019	(8)	435,113	9,258	3.37	4/16/2029
	4/17/2019		192,722		3.37	4/16/2029
Carl P. LeBel	4/11/2022	(3)					200,000	770,000
	2/17/2022	(4)					150,000	577,500
	1/15/2021	(5)	35,936	39,064	2.14	1/14/2031
	2/12/2020	(6)	41,926	15,574	2.14	2/11/2030
	10/2/2019	(7)	141,658	37,279	2.14	10/1/2029
	4/17/2019	(8)	99,806	2,124	3.37	4/16/2029
	4/17/2019		47,110		3.37	4/16/2029
	3/12/2018		133,620		0.61	3/11/2028
Christopher R. Loose	4/11/2022	(3)					200,000	770,000
	2/17/2022	(4)					150,000	577,500
	1/15/2021	(5)	33,541	36,459	2.14	1/14/2031
	2/12/2020	(6)	41,926	15,574	2.14	2/11/2030
	10/2/2019	(7)	116,237	30,589	2.14	10/1/2029
	4/17/2019	(8)	353,093	7,513	3.37	4/16/2029
	4/17/2019		128,482		3.37	4/16/2029
	5/22/2018		207,570		0.61	5/21/2028
	6/29/2017		46,396		0.61	6/28/2027

(1)	All options issued under the 2019 Incentive Plan with an exercise price greater than $2.14 were repriced on August 17, 2022 as approved by our Board of Directors.

(2)	Market value based on the closing price of the Company’s common stock as of December 30, 2022 of $3.85 per share, the last trading day in 2022.
(3)

The performance-based restricted stock units vest in one installment upon our Board of Directors approval of the upon the completion of a bona fide, third-party security financing transaction in which the Company receives gross proceeds of at least $25 million that occurs on or before December 31, 2023.

(4)	The restricted stock units vest in one installment on July 4, 2023, subject to continued employment through the applicable vesting date.
(5)	The option vests in 48 equal monthly installments beginning on February 1 of the year of grant, subject to continued employment through each applicable vesting date.
(6)	The option vests in 48 equal monthly installments beginning on February 1 of the year of grant, subject to continued employment through each applicable vesting date.
(7)	The option vests in 48 equal monthly installments beginning November 2 of the year of grant, subject to continued employment through each applicable vesting date.
(8)

The option vests in 48 equal monthly installments beginning on February 1 of the year of grant, subject to continued employment through each applicable vesting date. The option vests in full in the event of a change in control.

Executive Compensation Arrangements

Employment Agreements

Mr. Lucchino

We entered into a second amended and restated executive employment agreement with Mr. Lucchino on September 20, 2019, pursuant to which we employ Mr. Lucchino as our President and Chief Executive Officer. The employment agreement also provides for Mr. Lucchino to serve as a member of our Board of Directors for as long as he is employed as our Chief Executive Officer. The employment agreement has an indefinite term.

The employment agreement provides for an annual base salary of $525,000, which was increased to $630,000 effective January 1, 2022, and for a target annual performance bonus equal to 55%, which was increased to 60% effective January 1, 2021, of Mr. Lucchino’s annual base salary to be based on the attainment of predetermined performance objectives agreed upon between Mr. Lucchino and our Board of Directors. In the event of certain corporate transactions, including a spin-off of assets or a restructuring, Mr. Lucchino is entitled to the same relative ownership percentage in the resulting entity or entities as he had in our Company immediately before the corporate transaction. If a “change in control” (as such term is defined in his employment agreement) occurs, all of Mr. Lucchino’s time-based equity awards will accelerate and vest.

If we terminate Mr. Lucchino’s employment without “cause”, he resigns for “good reason” or his employment terminates as a result of “disability” (as such terms are defined in the employment agreement) or death, subject to his execution and non-revocation of a release in favor of our Company, he is entitled to receive the following termination payments: (i) twelve months’ base salary, (ii) 100% of his target annual bonus and (iii) a pro-rated portion of his annual target bonus based on the portion of the year he was employed. The payments under clauses (i)-(iii) are payable in a single lump sum on the first payroll date following the 60th day after his termination of employment. Mr. Lucchino may also receive up to twelve months’ continued coverage, at our expense, under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, if he elects such continued coverage. In addition to the termination payments, all time-based equity awards granted to Mr. Lucchino will accelerate and vest as to the number of shares that would have vested had he remained employed for an additional six months following his date of termination. If such a qualifying termination occurs following a “change in control”, subject to his execution and non-revocation of a release, Mr. Lucchino will be entitled to receive the same termination payments except (i) the severance payment will be equal to eighteen months’ base salary and (ii) all equity awards held by Mr. Lucchino will accelerate and vest (including performance vesting awards, which will vest at target level of achievement).

Mr. Lucchino is also party to restrictive covenant agreements, pursuant to which he has agreed to refrain from competing with us or soliciting our customers or employees during his employment and for one year following termination of his employment and from disclosing our proprietary information during or at any time following his employment.

Dr. LeBel

We entered into an employment agreement with Dr. LeBel on September 19, 2019, pursuant to which we employed Dr. LeBel as our Chief Development Officer. The employment agreement for Dr. LeBel provided for an annual salary of $425,000, which was increased to $480,344 effective January 1, 2022, with a target annual performance bonus equal to 40% of his base salary based on the attainment of predetermined individual and company performance objectives determined by our Board of Directors.

Under Dr. LeBel’s employment agreement, if we terminated Dr. LeBel’s employment without “cause” or he resigned for “good reason” (as such terms were defined in the employment agreement), subject to his execution and non-revocation of a release in favor of our Company, he was entitled to receive the following termination payments: (i) twelve months’ continued base salary in equal installments following his termination, (ii) 100% of his target annual bonus paid in a lump sum within 14 days following his execution of the release and (iii) if he makes an election, up to twelve months continued coverage under COBRA, with us paying the same portion of the COBRA premiums as we pay for active employees. If such a qualifying termination occurred within 12 months following a “change in control” (as defined in his employment agreement), Dr. LeBel’s equity awards would accelerate and vest.

Dr. LeBel is party to restrictive covenant agreements, pursuant to which he agreed to refrain from competing with us or soliciting our customers or employees during his employment and for one year following termination of his employment and from disclosing our proprietary information during or at any time following his employment.

On March 23, 2023, we entered into a separation agreement with Dr. LeBel pursuant to which, in exchange for a general release of claims in favor of the Company and its affiliates, he is entitled to receive the severance payments and benefits provided under his employment agreement.

Dr. Loose

We entered into an amended and restated employment agreement with Dr. Loose on September 20, 2019, pursuant to which we employ Dr. Loose as our Chief Scientific Officer. The employment agreement has an indefinite term.

The employment agreement for Dr. Loose provides for an annual base salary of $425,000, which was increased to $480,344 effective January 1, 2022, and a target annual performance bonus equal to 40% of his base salary, and is based on the attainment of predetermined individual and company performance objectives agreed upon between Dr. Loose and us.

In the event we terminate Dr. Loose’s employment without “cause” or he resigns for “good reason” (as such terms are defined in the employment agreement), subject to his execution and non-revocation of a release in favor of our Company, he is entitled to receive the following termination payments: (i) twelve months’ continued base salary in equal installments following his termination, (ii) 100% of his target annual bonus paid in a lump sum within fourteen days following his execution of the release and (iii) if he makes an election, up to twelve months continued coverage under COBRA, with us paying the same portion of the COBRA premiums as we pay for active employees. If such a qualifying termination occurs within twelve months following a “change in control” (as defined in his employment agreement), Dr. Loose’s equity awards will accelerate and vest.

Dr. Loose is party to restrictive covenant agreements, pursuant to which he has agreed to refrain from competing with us or soliciting our customers or employees during his employment and for one year following termination of his employment and from disclosing our proprietary information during or at any time following his employment.

Director Compensation

Effective on the initial public offering of our common stock in October 2019, we adopted and our stockholders approved a compensation program for our non-employee directors under which each non-employee director receives the following amounts for their services on our Board of Directors:

•	an option to purchase 29,693 shares of our common stock upon the director’s initial election or appointment to our Board of Directors,

•

if the director has served on our Board of Directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 14,846 shares of our common stock on the date of the annual meeting,

•	an annual director fee of $35,000, and

•	if the director serves on a committee of our Board of Directors or in the other capacities stated below, an additional annual fee as follows:

•	chairman of the board, vice chairman of the board, or lead independent director, $30,000

•	chairman of the audit committee, $15,000,

•	audit committee member other than the chairman, $7,500,

•	chairman of the compensation committee, $10,000,

•	compensation committee member other than the chairman, $5,000,

•	chairman of the nominating and corporate governance committee, $8,000, and

•	nominating and corporate governance committee member other than the chairman, $4,000.

Stock options granted to our non-employee directors under the program have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. The stock options granted upon a director’s initial election or appointment vest in 36 substantially equal monthly installments following the date of grant. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving as non-employee member of our board.

Mr. Lucchino, our President and Chief Executive Officer, serves on our Board of Directors but does not receive additional compensation for his service as a director. Refer to the discussion of named executive officer compensation elsewhere in this section for information regarding Mr. Lucchino’s 2022 compensation.

2022 Director Compensation Table

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	All other compensation ($)(2)	Total ($)
Marc A. Cohen (3)	39,500	—	—	39,500
Robert S. Langer	44,000	29,322	60,000	133,322
Timothy Barberich	75,000	29,322	—	104,322
Michael Huang	58,921	29,322	—	88,243
Joel S. Marcus	50,500	29,322	—	79,822
Cynthia L. Feldmann	50,000	42,816	—	92,816

(1)

Amounts represent the full grant date fair value of stock options issued during 2022, computed in accordance with ASC Topic 718, and the incremental fair value expensed in connection with the repricing of stock options held by our directors that was approved in August 2022, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The assumptions used to calculate the grant date fair value of all option awards made to our directors are set forth in Note 9 to the financial statements included in our 2022 Annual Report.

(2)

Amounts represent consulting fees paid pursuant to a verbal consulting agreement with us. The agreement entitles Dr. Langer to $5,000 in consulting fees per month until it is terminated either by us upon six months’ notice or by Dr. Langer upon 30 days’ notice.

(3)	Mr. Cohen’s term on our Board of Directors ended in June 2022.

The table below shows the aggregate numbers of option awards held as of December 31, 2022 by each non-employee director who served on our Board of Directors in 2022. None of our non-employee directors held unvested restricted shares as of December 31, 2022.

Name	Options outstanding at fiscal year end (exercisable)	Options outstanding at fiscal year end (unexercisable)
Marc A. Cohen	124,745	—
Robert S. Langer	372,234	14,846
Timothy Barberich	102,141	14,846
Michael Huang	29,692	14,846
Joel S. Marcus	29,692	14,846
Cynthia L. Feldmann	37,115	22,270

2022 Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (1)
Equity compensation plans approved by security holders(2)	8,843,703	(3)	$2.35	(4)	2,213,743	(5)
Equity compensation plans not approved by security holders	—		—		—
Total	8,843,703		$2.35		2,213,743

(1)

Pursuant to the terms of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. Pursuant to the terms of the 2019 Employee Stock Purchase Plan (“2019 ESPP”), the number of shares of common stock available for issuance under the 2019 ESPP automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors.

(2)	Consists of the 2014 Stock Incentive Plan (“2014 Plan”), the 2019 Plan, and the 2019 ESPP.
(3)

Includes 2,477,586 outstanding options to purchase shares of common stock under the 2014 Plan, 3,264,467 outstanding options to purchase common stock under the 2019 Plan and 3,101,650 restricted stock units under the 2019 Plan, which includes 1,150,000 shares representing the maximum number of shares that may be issued subject to performance-based restricted stock units under the 2019 Plan.

(4)

As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2014 Plan was $2.51 and the weighted-average exercise price per share of outstanding options under the 2019 Plan was $2.22. Restricted stock units do not have an exercise price and were not included in calculating weighted average exercise prices.

(5)

As of December 31, 2022, a total of 2,213,743 shares of common stock were available for issuance, consisting of (a) 1,225,527 shares of common stock available for future issuance under the 2019 ESPP, none of which shares were subject to outstanding purchase rights under the 2019 ESPP, and (b) 988,216 shares of common stock available for future issuance under the 2019 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock as of March 31, 2023, by: (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us and information filed with the SEC, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 35,410,113 shares of our common stock outstanding as of March 31, 2023. Shares of our common stock that a person has the right to acquire within 60 days of March 31, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Frequency Therapeutics, Inc., 75 Hayden Avenue, Lexington, MA 02421.

	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Holders of More than 5%:
David L. Lucchino(1)	2,019,254	5.5%
Directors and Named Executive Officers:
David L. Lucchino	2,019,254	5.5%
Carl P. LeBel(2)	560,965	1.6%
Christopher R. Loose (3)	1,013,383	2.8%
Timothy J. Barberich(4)	102,141	0.3%
Cynthia L. Feldmann(5)	41,239	0.1%
Michael Huang(6)	29,692	0.1%
Robert S. Langer, Sc.D.(7)	612,255	1.7%
Joel S. Marcus(8)	1,348,538	3.8%
All executive officers and directors as a group (10 persons)(9)	5,988,865	16.9%

(1)

Consists of (i) 423,421 shares of common stock, and (ii) 1,595,833 shares of common stock which Mr. Lucchino has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

(2)

Consists of (i) 26,343 shares of common stock, and (ii) 534,622 shares of common stock which Dr. LeBel has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

(3)

Consists of (i) 50,050 shares of common stock, and (ii) 963,333 shares of common stock which Dr. Loose has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

(4)

Consists of 102,141 shares of common stock which Mr. Barberich has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

(5)

Consists of 41,239 shares of common stock which Ms. Feldmann has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

(6)	Consists of 29,692 shares of common stock which Mr. Huang has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.
(7)

Consists of (i) 214,326 shares of common stock, (ii) 372,234 shares of common stock which Dr. Langer has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023, (iii) 8,565 shares of common stock held by The Michael D. Langer 2014 Trust dtd 12/15/2014, (iv) 8,565 shares of common stock held by The Samuel A. Langer 2014 Trust dtd 12/15/2014, and (v) 8,565 shares of common stock held by the Susan K. Langer 2014 Trust dtd 12/15/2014.

(8)

Consists of (i) 307,116 shares of common stock, (ii) 29,692 shares of common stock which Mr. Marcus has the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023, and (iii) 1,011,730 shares of common stock held by Alexandria Venture Investments, LLC, an entity affiliated with Alexandria Real Estate Equities, Inc., of which Mr. Marcus is the co-founder and the executive chairman.

(9)

Consists of (i) 2,118,207 shares of common stock and (ii) 3,870,658 shares of common stock which the executive officers and directors have the right to acquire pursuant to outstanding share options that are exercisable or will be exercisable within 60 days of March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures Regarding Transactions with Related Persons

Our Board of Directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock listed on the Nasdaq Stock Market. Our related person transaction policy requires that the audit committee approve or ratify related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K (which are transactions in which we were or are to be a participant and the amount involved exceeds the lesser of (i) $120,000 or (2) one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any “related person” as defined under Item 404(a) of Regulation S-K had or will have a direct or indirect material interest). It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. Each of the transactions described below entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

Certain Related Person Transactions

Leases

In December 2016, we entered into a lease for laboratory, office and storage facilities in Woburn, Massachusetts with ARE-MA Region No. 20, LLC, an entity affiliated with Alexandria. Joel S. Marcus, one of our directors, is executive chairman of Alexandria. Under the lease, which was amended in November 2019, January 2020 and December 2020, and terminated in May 2021, we paid monthly base rent and operating expenses. The total rent paid under this lease was $230 thousand and $0 for the years ended December 31, 2021 and 2022, respectively. There was also an early termination payment of $100 thousand in 2021.

Massachusetts Institute of Technology License Agreement

In December 2016, we entered into an exclusive patent license agreement, or the MIT License Agreement, with the Massachusetts Institute of Technology, or MIT. The patents in-licensed by us from MIT pursuant to the MIT License claim inventions created by, among others, Robert Langer, one of our directors. Pursuant to MIT policy, inventors of intellectual property invented at MIT, including the inventors of patents licensed to us under the MIT License, are entitled to a portion of the net royalty income derived by MIT from such inventions.

In July 2019, we entered into a License and Collaboration Agreement with Astellas, or the Astellas Agreement, under which we granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor, including the product candidate FX-322, outside of the United States. Pursuant to the Astellas Agreement, we received an $80 million upfront payment in July 2019, or the Astellas Royalty Payment.

Pursuant to the MIT License Agreement, we are obligated to pay royalties and a portion of sublicensing income to MIT. We were required to pay MIT a royalty of $16 million on the $80 million Astellas Royalty Payment. Dr. Langer is entitled to receive a portion of the amounts we pay to MIT under the MIT License, including the Astellas Royalty Payment and future milestone payments or royalties, if any, that we may receive pursuant to the Astellas Agreement. Accordingly, Dr. Langer received $11 thousand and $6 thousand from MIT under the MIT Policy during the year ended December 31, 2021 and 2022, respectively.

Registration rights

We entered into a second amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, in July 2019 with each holder of our preferred stock, which included certain holders of more than 5% of our common stock at the time and certain of our directors and executive officers. The Investors’ Rights Agreement grants the parties thereto certain registration rights in respect of the “registrable securities” held by them, which securities include (1) the shares of our common stock issuable or issued upon the conversion of shares of our convertible preferred stock, (2) any shares of our common stock, or any common stock issued or issuable upon conversion and/or exercise of any of our securities acquired by the parties after the date of the Investors’ Rights Agreement, and (3) any shares of our common stock issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the shares described in the foregoing clauses (1) and (2). The registration of shares of our common stock pursuant to the exercise of these registration rights would enable the holders thereof to sell such shares under the Securities Act when the applicable registration statement is declared effective. Under the Investors’ Rights Agreement, we will pay all expenses relating to such registrations, including the reasonable fees of one special counsel for the participating holders, and the holders will pay all underwriting discounts and commissions relating to the sale of their shares. The Investors’ Rights Agreement also includes customary indemnification and procedural terms.

Form S-1 registration rights

If at any time the holders of at least 40% of the registrable securities request in writing that we effect a registration with respect to at least 25% of such registrable securities then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $10.0 million), we are obligated to register their shares. We are obligated to effect at most two registrations in response to these demand registration rights. If the holders requesting registration intend to distribute their shares by means of an underwriting, the managing underwriter of such offering will have the right to limit the numbers of shares to be underwritten for reasons related to the marketing of the shares.

Piggyback registration rights

If at any time we propose to register any shares of our common stock under the Securities Act, subject to certain exceptions, the holders of registrable securities will be entitled to notice of the registration and to include their registrable securities in the registration. If our proposed registration involves an underwriting, the managing underwriter of such offering will have the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.

Form S-3 registration rights

If, at any time after we become entitled under the Securities Act to register our shares on a registration statement on Form S-3, the holders of the registrable securities request in writing that we effect a registration with respect to registrable securities at an aggregate price to the public in the offering of at least $1,000,000, net of expenses borne by the holders, we are obligated to effect such registration. We are not obligated to effect more than one S-3 registration in any 12 month period.

Expenses and indemnification

Ordinarily, other than underwriting discounts and commissions, we will be required to pay all expenses incurred by us related to any registration effected pursuant to the exercise of these registration rights. These expenses may include all registration, filing and qualification fees, printing and accounting fees, fees and disbursements of our counsel, and reasonable fees and disbursements of a counsel for the selling securityholders. Additionally, we have agreed to indemnify selling stockholders for damages, and any legal or other expenses reasonably incurred, arising from or based upon any untrue statement or alleged untrue statement of a material fact contained in any registration statement, an omission or alleged omission to state a material fact required to be stated in any registration statement or necessary to make the statements therein not misleading, or any violation or alleged violation by the indemnifying party of securities laws, subject to certain exceptions.

Termination of registration rights

The registration rights expire on the earlier of (1) the date that is five years after the closing of our IPO and (2) with respect to each stockholder, at such time as such stockholder can sell all of its shares pursuant to Rule 144 of the Securities Act or another similar exemption under the Securities Act during any three month period without registration.

Indemnification agreements

We enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer (and in certain cases their related venture capital funds) to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines, and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

Under our Corporate Governance Guidelines and the Nasdaq Rules, a director is not independent unless the Board of Directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Timothy J. Barberich, Cynthia L. Feldmann, Michael Huang, Robert S. Langer, Sc.D., and Joel S. Marcus, representing five of our six directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

Item 14. Principal Accounting Fees and Services.

The following is a summary and description of fees incurred by RSM for the fiscal years ended December 31, 2022 and 2021:

	Fiscal Year 2022	Fiscal Year 2021
Audit fees(1)	$275,625	$249,375
Audit-related fees(2)	$—	$70,875
Tax fees(3)	$74,078	$53,355
All other fees	$—	$—

Total Fees	$349,703	$373,605

(1)	Audit fees consist of fees for our quarterly reviews and audit of our annual financial statements.
(2)	Audit-related fees in 2021 consist of fees related to the preparation of a prospectus for our at-the-market stock sale program.
(3)	Tax fees are related to tax advisory services.

Pre-Approval Policy

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable rules of the SEC.

The audit committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. This pre-approval policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the pre-approval policies and procedures described in the pre-approval policy. Unless a type of service to be provided by our independent registered public accounting firm has received this latter general pre-approval under the pre-approval policy, it requires specific pre-approval by the audit committee.

The audit committee periodically reviews and generally pre-approves services (and annually approves related fee levels or budgeted amounts) that may be provided by our independent registered public accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)					*

101.INS	Inline XBRL Instance Document					*	**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*	**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*	**

101.DEF	Inline XBRL Extension Definition Linkbase Document					*	**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*	**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*	**

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: May 1, 2023	By:	/s/ David L. Lucchino
David L. Lucchino
President, Chief Executive Officer and Director (Principal Executive Officer)