Form 10-Q
period 2023-03-31
Frequency Therapeutics, Inc.
filed 2023-05-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 35,751,956 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact and any future impact of public health emergencies on our ongoing and planned clinical trials, our research and development activities and our business and financial markets;
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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are heavily dependent on the success of our remyelination in multiple sclerosis program, or MS development program, which is still under development. If our MS development program does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed;
•
We utilize our PCA approach to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of any product candidates, including from our MS development program, is uncertain;
•
Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval;
•
We may be impacted by general economic, political, and geopolitical conditions such as recessions, interest rates, inflation rates, labor shortages, supply chain difficulties, fuel prices, sanctions, acts of war or terrorism, and international geopolitical conflict. For example, the recent sanctions imposed by the United States on Russia may impede our ability to pay fees related to Russian patents making the future of such patents uncertain;
•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our MS development program or any other product candidates, our business will be substantially harmed;
•
We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;
•
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our MS development program and additional product candidates;
•
We face significant competition from biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;
•
If we are unable to establish sales and marketing capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidate we develop, if approved;
•
Public health emergencies have caused and could continue to cause disruptions to our business, including our preclinical studies, clinical trials and operations and could adversely impact our financial condition and results of operations;
•
We are currently subject to shareholder litigation and could be subject to similar or other litigation in the future;
•
Our organizational changes undertaken to better align our workforce with the needs of our business and focus more of our capital resources on our research and development programs may not achieve our intended outcome; and
•
If we are unable to regain compliance with Nasdaq’s minimum bid price requirement, we may be delisted from Nasdaq which could materially and adversely affect the liquidity of our common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$40,853	$51,954
Short-term marketable securities	25,797	31,143
Prepaid expenses and other current assets	2,643	4,396
Total current assets	69,293	87,493
Property and equipment, net	1,832	2,739
Right of use assets	28,350	28,980
Restricted cash	1,699	1,699
Other long-term assets	327	327
Total assets	$101,501	$121,238
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,715	$3,114
Accrued expenses	5,567	5,891
Lease liabilities, current portion	2,088	2,021
Term loan, current portion	11,667	10,000
Total current liabilities	22,037	21,026
Lease liabilities, net of current portion	26,215	26,761
Term loan, net of current portion	—	4,167
Other long-term liabilities	—	89
Total liabilities	48,252	52,043
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,751,956 and 35,262,083 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	334,485	331,023
Accumulated other comprehensive income	(64)	(198)
Accumulated deficit	(281,208)	(261,665)
Total stockholders’ equity	53,249	69,195
Total liabilities and stockholders’ equity	$101,501	$121,238

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	11,355	13,781
General and administrative	9,156	9,477
Total operating expenses	20,511	23,258
Loss from operations	(20,511)	(23,258)
Interest income	523	95
Interest expense	(284)	(178)
Other income (expense), net	753	(33)
Loss before income taxes	(19,519)	(23,374)
Income tax	(24)	(12)
Net loss	$(19,543)	$(23,386)
Net loss per share attributable to common stockholders-basic and diluted	$(0.55)	$(0.67)
Weighted-average shares of common stock outstanding-basic and diluted	35,324,053	34,810,676

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(19,543)	$(23,386)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities and money market funds	134	(234)
Total other comprehensive gain (loss)	134	(234)
Comprehensive loss	$(19,409)	$(23,620)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	5,266	-	-	5,266
Purchase of common stock under Employee Stock Purchase Plan	31,832	-	139	-	-	139
Issuance of common stock, net	22,764	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	310,600	-	-	-	-	-
Other comprehensive loss	-	-	-	(234)	-	(234)
Net loss	-	-	-	-	(23,386)	(23,386)
Balance, March 31, 2022	34,976,409	$35	$316,402	$(296)	$(203,471)	$112,670

Balance, December 31, 2022	35,262,083	$35	$331,023	$(198)	$(261,665)	$69,195
Stock-based compensation expense	-	-	3,431	-	-	3,431
Purchase of common stock under Employee Stock Purchase Plan	24,754	-	31	-	-	31
Issuance of common stock, net	2,969	-	-	-	-	-
Issuance of common stock pursuant to restricted stock units	462,150	1	-	-	-	1
Other comprehensive gain	-	-	-	134	-	134
Net loss	-	-	-	-	(19,543)	(19,543)
Balance, March 31, 2023	35,751,956	$36	$334,485	$(64)	$(281,208)	$53,249

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,543)	$(23,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,431	5,266
Depreciation expense	1,000	726
Non-cash lease expense	630	593
Non-cash interest (income) expense	(112)	266
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,051	1,385
Accounts payable	(697)	(429)
Lease liabilities	(479)	(412)
Accrued expenses	(413)	(1,352)
Net cash used in operating activities	(14,132)	(17,343)
Cash flows from investing activities:
Sale of property and equipment	7	—
Purchase of property and equipment	(100)	(12)
Purchase of marketable securities	(1,978)	(20,786)
Redemption of marketable securities	7,570	8,136
Net cash provided by (used in) investing activities	5,499	(12,662)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1	61
Proceeds from Employee Stock Purchase Plan	31	139
Repayment of Term Loan	(2,500)	—
Net cash (used in) provided by financing activities	(2,468)	200
Net decrease in cash, cash equivalents and restricted cash	(11,101)	(29,805)
Cash, cash equivalents, and restricted cash at beginning of period	53,653	81,334
Cash, cash equivalents, and restricted cash at end of period	$42,552	$51,529

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, and Frequency Therapeutics Securities Corporation (the Company) headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Company is a preclinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. On February 13, 2023, the Company announced a restructuring of the business which included the discontinuation of its hearing program and a downsizing of personnel by approximately 55%.

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of March 31, 2023, the Company had an accumulated deficit of $281,208. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources and the cost savings generated from the restructuring announced in February 2023 will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2023 and the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard on January 1, 2023 and it did not have a material impact on the consolidated financial statements.

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	37,844
Investments:
Short-term marketable securities	Level 2	25,797
		$63,641

	December 31, 2022
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	30,649
Investments:
Short-term marketable securities	Level 2	31,143
		$61,792

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The FDIC then reopened SVB as Silicon Valley Bridge Bank, N.A. (SVBB). At March 31, 2023, SVBB continues to hold the Company’s term loan, deposit and sweep accounts, and security deposit for the Company's office space under the existing terms and covenants which were in place at SVB prior to the receivership. The Company is actively working to move these accounts to another financial institution.

4. Investments

The following tables summarize the Company's investments, all of which are classified as available-for-sale and recorded at fair value:

	March 31, 2023
	Amortization	Unrealized	Fair Market
	Cost	Loss	Value
Short-term marketable securities	25,799	(2)	25,797
	$25,799	$(2)	$25,797

	December 31, 2022
	Amortization	Unrealized	Fair Market
	Cost	Loss	Value
Short-term marketable securities	31,280	(317)	31,143
	$31,280	$(317)	$31,143

The Company's short-term marketable securities were held in investment advisory accounts with SVB Asset Management (SAM). On March 27, 2023, following the closure of SVB, SAM's former parent company, and the creation of SVBB, the FDIC entered into a purchase and assumption agreement for certain assets of SVBB with First-Citizens Bank & Trust Company (FCB). As a result of this transaction, SAM became a wholly owned subsidiary of FCB. Although the accounts are held under the terms in place prior to the transaction, the Company is actively working to move these accounts to another financial institution.

The Company determines the appropriate classification of investments at the time of purchase and reviews any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the investment is compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income. The unrealized losses at March 31, 2023 and December 31, 2022 were attributable to changes in interest rates and do not represent credit losses.

At March 31, 2023 and December 31, 2022 the Company held 9 and 14 debt securities, respectively, that were in an unrealized loss position. The Company does not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All investments mature within twelve months from March 31, 2023. The following tables summarize the Company's debt securities in an unrealized loss position, aggregated by length of time in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities in unrealized loss position	$8,407	$(21)	$9,943	$(54)	$18,350	$(75)
	$8,407	$(21)	$9,943	$(54)	$18,350	$(75)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities in unrealized loss position	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)
	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)

5. Property and equipment

Property and equipment include the following:

	March 31,	December 31,
	2023	2022
Lab equipment	$5,747	$5,706
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,276	9,235
Accumulated depreciation	(7,444)	(6,496)
Property and equipment, net	$1,832	$2,739

The Company recognized $1,000 and $726 of depreciation expense for the three months ended March 31, 2023 and 2022, respectively. The Company accelerated depreciation of $360 on certain lab equipment for the three months ended March 31, 2023 as discussed in Note 17, "Restructuring".

6. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Payroll and employee related expenses	$3,831	$4,216
Professional fees	550	377
Third-party research and development expenses	457	773
Other	729	525
Total	$5,567	$5,891

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank for a term loan with a principal balance of $15,000. The Company made monthly interest only payments through November 30, 2022. The principal balance and interest were to be repaid in equal monthly installments after the interest only period and continue through May 1, 2024 (Loan Maturity Date). Advances under the Loan Agreement would bear an interest rate equal to the greater of either (i) 1.50% plus the Prime Rate (as reported in The Wall Street Journal, subject to an interest rate floor of zero) or (ii) 4.75%. The interest rate at March 31, 2023 was 9.25%. Interest expense related to the Loan Agreement was $284 for the three months ended March 31, 2023 and $178 for the three months ended March 31, 2022.

On April 3, 2023, the Company prepaid the remaining $11,667 due under the Loan Agreement. The final payment of $150, which the Company had been accruing over the term of the loan, was also paid. The Company was not subject to any prepayment premium as the prepayment occurred after the second anniversary of the closing date.

8. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Loss	$(19,543)	$(23,386)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	35,324,053	34,810,676
Net loss per share attributable to common stockholders- basic and diluted	$(0.55)	$(0.67)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2023	2022
Unvested restricted stock units	3,642,165	2,165,350
Outstanding stock options	5,600,088	6,610,663
Total	9,242,253	8,776,013

9. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of March 31, 2023.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 35,751,956 and 35,262,083 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Stock options outstanding	5,600,088	5,742,053
Shares available for future grant under incentive plans	1,690,405	988,216
	7,290,493	6,730,269

Equity Offerings

On December 10, 2021, the Company entered into an Equity Distribution Agreement (the Sales Agreement) with Oppenheimer & Co. Inc. (the Sales Agent) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program.

Issuance costs incurred related to the Sales Agreement are classified as long-term assets on the balance sheet at March 31, 2023. During the three months ended March 31, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50. No shares were sold during the three months ended March 31, 2023.

10. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the three months ended March 31, 2023:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2022	5,742,053	$2.35	6.69	$9,114
Granted	27,350	4.66	8.61	—
Exercised	(2,969)	0.07	—	$1
Forfeited	(166,346)	2.20	—	—
Outstanding as of March 31, 2023	5,600,088	$2.36	5.63	$4
Options exercisable as of March 31, 2023	4,789,470	$2.40	5.29	$4
Options unvested as of March 31, 2023	810,618	$2.13	7.65	$—

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

March 31,
2023
Risk-free interest rate	3.6%
Expected term (in years)	6.0
Expected volatility	92.0%
Expected dividend yield	0.0%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.58 and $3.55, respectively.

The total grant date fair value of options vested during the three months ended March 31, 2023 and 2022 was $2,874 and $5,097, respectively.

Repricing of stock options

On August 17, 2022, the Board of Directors approved the repricing of all options granted under the 2019 Incentive Award Plan that were held by then current employees, executives, directors, and consultants for which the exercise price per share was greater than the closing price per share of the Company's common stock on August 17, 2022 (Underwater Options) by reducing the exercise price of each Underwater Option to $2.14, the closing price per share of the Company's common stock on August 17, 2022. Except for the modification of the exercise price, all other terms and conditions of the Underwater Options remain in effect.

The option repricing resulted in incremental stock-based compensation of $2,505, of which $170 was recorded as expense in the three months ended March 31, 2023. At March 31, 2023, $705 incremental expense remains which will be recognized as expense over the requisite service period in which the options vest.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the three months ended March 31, 2023:

	Number of shares	Weighted average fair value
Unvested, December 31, 2022	3,101,650	$2.78
Awarded	1,666,340	4.78
Vested	(306,775)	1.17
Forfeited	(819,050)	3.85
Unvested as of March 31, 2023	3,642,165	$3.59

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$839	$2,301
General and administrative	2,592	2,965
Total	$3,431	$5,266

As of March 31, 2023, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $17,610. This amount is expected to be recognized over a weighted-average period of 1.72 years.

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

31,832 shares were purchased under the ESPP in January 2022 related to the second offering period of 2021, which concluded on December 31, 2021. 24,754 shares were purchased in January 2023 related to the second offering period of 2022, which concluded on December 31, 2022. As of March 31, 2023, a total of 1,553,394 shares remain available for future issuance under the ESPP.

12. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three months ended March 31, 2023 and 2022 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at March 31, 2023 and December 31, 2022 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80,000 in July 2019 and has agreed to pay potential development milestone payments up to $230,000 and commercialization milestones of up to $315,000. The parties agreed to share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

On April 11, 2023, Astellas sent the Company a notice stating that Astellas would be terminating the Astellas Agreement in its entirety on April 14, 2023. The Company agreed to the terms of the notice and on April 14, 2023, the Astellas Agreement was terminated in its entirety. The Company was not subject to any payments or costs as a result of this termination.

The Astellas Agreement was a collaborative agreement that is within the scope of ASC 808, Collaborative Arrangements. Under the provisions of ASC 808, the Company determined that it would apply the guidance in ASC 606 to recognize the revenue related to the license since that component of the arrangement is more reflective of a vendor-customer relationship. The Company recognized the $80,000 upfront fee, which was initially recorded as deferred revenue, as revenue over the period from July 2019 until June 30, 2021, when the Phase 2a clinical trial (FX-322-202), the Company's performance obligation, was completed.

The Astellas Agreement contains joint research and development activities that are not within the scope of ASC 606. The Company invoices Astellas for all joint costs. In the three months ended March 31, 2023 and 2022, the Company invoiced Astellas $14 and $193, respectively, for joint costs.

14. License agreements

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

On April 6, 2023, the Company sent MIT a notice stating that the Company would be terminating the MIT License Agreement in 3-months’ time. The Company is not subject to any payments or costs as a result of this termination.

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

Upon entering into the CALIBR License Agreement, the Company made a $1,000 license fee payment. The CALIBR License Agreement shall continue in effect until expiration of all Company obligations to pay royalties. The Company may terminate the CALIBR License Agreement at will upon a 30-day prior written notice.

On March 29, 2023, the Company sent CALIBR a notice stating that the Company would be terminating the CALIBR License Agreement in 30 days’ time. The termination became final on or around April 28, 2023. The Company is not subject to any payments or costs as a result of this termination.

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

Upon entering the MEE License, the Company made a $20 license fee payment. The Company was obligated to pay certain annual license maintenance fees between $5 and $7.5 per each MEE patent family case number included in the licensed MEE patent rights prior to first commercial sale of an MEE licensed product.

On February 21, 2023, the Company sent MEE a notice stating that the Company would be terminating the MEE License Agreement in 30 business days’ time. The termination became final on or around April 4, 2023. The Company is not subject to any payments or costs as a result of this termination.

15. Commitments and contingencies

Contract commitments

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,699 security deposit for this lease is classified as restricted cash as of March 31, 2023. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of March 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl LeBel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. On March 29, 2023, the Company’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2023.

On June 21, 2022, the Delaware Chancery Court dismissed a lawsuit brought by two purported stockholders against the Company and others. For previously reported information on this lawsuit, refer to Part I, Item 3, "Legal Proceedings" of the Company's 2021 Form 10-K. On August 16, 2022, these same two purported stockholders of the Company filed a similar lawsuit in Delaware Superior Court against (i) the Company, (ii) Computershare Inc., and (iii) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company for breach of the statutory duty of care, negligence, conversion, and unjust enrichment, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The Company intends to vigorously defend against all claims asserted in the lawsuit. The Company filed a motion to dismiss the complaint on November 14, 2022. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2023.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Exchange Act, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. On September 27, 2022, this lawsuit was stayed pending final resolution of the Quinones case. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2023.

16. Sublease

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

Since commencement, the Company has accounted for the Lexington, MA office space as an operating lease. In accordance with ASC 842, the Company concluded the sublease is also an operating lease. The Company recognized sublease income of $593 for the three months ended March 31, 2023. The below table shows the expected future sublease income as of March 31, 2023.

Years Ending December 31,	Sublease Income
2023	1,779
2024	1,383
Total future sublease income	3,162

17. Restructuring

On February 13, 2023, the Company announced the topline results for the Phase 2b study of FX-322 (FX-322-208) which failed to achieve its primary efficacy endpoint of an improvement in speech perception. As a result, the Company also announced that it would be discontinuing the FX-322 and FX-345 hearing development programs and focusing resources on its remyelination in MS development program. This restructuring resulted in a 55% reduction in the Company's workforce.

The Company expects to incur a total of approximately $4,329 in restructuring-related expenses, of which $3,970 was expensed in the three months ended March 31, 2023. The total estimated restructuring charges consist of accelerated depreciation expense of $360, accelerated hearing program expense of $129, and severance and other benefit-related costs of $3,840, of which $3,481 was expensed in the three months ended March 31, 2023 and the remaining $359 will be expensed in the second quarter of 2023.

During the three months ended March 31, 2023, the following restructuring-related charges were included in the Consolidated Statement of Operations:

	Severance and other benefit-related costs	Accelerated depreciation charges	Accelerated hearing program charges	Total
Research and development	$1,932	$360	$129	$2,421
General and administrative	1,549	—	—	1,549
Total	$3,481	$360	$129	$3,970

At March 31, 2023, the liability for the restructuring is classified as current and included in accrued expenses in the Consolidated Balance Sheets.

	Accelerated hearing program charges	Severance and other benefit-related costs	Total
Liability balance as of December 31, 2022	$-	$-	$-
Net charges	129	3,329	3,458
Liability balance as of March 31, 2023	$129	$3,329	$3,458

18. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through May 12, 2023, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

On April 3, 2023, the Company prepaid the remaining $11,667 due under the term loan. Upon prepayment of the term loan, the final payment of $150, which the Company had been accruing over the term of the loan, was also paid. The

Company was not subject to any prepayment premium as the prepayment occurred after the second anniversary of the closing date. Refer to Note 7, "Debt".

On April 4, 2023, the Company's termination of the MEE License Agreement became final. No termination costs were incurred as a result of terminating this license agreement. Refer to Note 14, "License agreements".

On April 6, 2023, the Company provided written notice of termination of the MIT License Agreement. Pursuant to the terms of the agreement, the Company has the right to terminate for any reason upon a 3-month prior written notice. No termination costs will be incurred as a result of terminating this license agreement. Refer to Note 14, "License agreements".

On April 14, 2023, the Astellas Agreement was terminated in its entirety. No termination costs will be incurred as a result of terminating this collaboration agreement. Refer to Note 13, "Collaboration agreement".

On April 28, 2023, the Company's termination of the CALIBR License Agreement became final. No termination costs were incurred as a result of terminating this license agreement. Refer to Note 14, "License agreements".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2022 Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are pioneering a new category in regenerative medicine that aims to restore human function by developing therapeutics that activate a person's innate regenerative potential through the activation of progenitor cells. We believe our progenitor cell activation, or PCA, approach can impact a wide range of degenerative diseases. Our lead preclinical program is designed to activate oligodendrocyte precursor cells with the goal of inducing remyelination and functional recovery for individuals living with multiple sclerosis (MS).

We are using our PCA approach to develop therapeutics to remyelinate neurons in individuals with MS. MS, which induces demyelination, stripping axons of the myelin sheaths that support axonal signal conduction and survival, affects approximately 1 million people in the United States. MS patients experience blurred vision, loss of balance, poor coordination, slurred speech, tremors, numbness, fatigue, problems with memory and concentration, paralysis, and blindness. Currently available immunomodulatory treatments can reduce the rate of relapses, but cannot repair demyelination. We are developing a novel therapy to restore myelin and potentially restore function designed to be used in conjunction with existing immunomodulatory treatments.

Previously discovered remyelination agents, including anti-LINGO antibody and clemastine, an anti-muscarinic antagonist, induce modest improvements in electrophysiological and functional measures in MS patients. These results indicate that MS patients may benefit from remyelinating agents and suggest that a more efficacious therapeutic may generate meaningful patient benefit.

We have identified a novel target relevant to myelination and generated a range of New Chemical Entities (NCEs) that outperform previous approaches in head-to-head preclinical studies. Modulation of this target induced robust oligodendrocyte differentiation and expression of myelin proteins in vitro. Frequency NCEs induce oligodendrocyte formation at a greater level than the published comparator approaches in vivo, as shown in Figure 1 below. We believe our compounds may be sufficient to drive meaningful patient benefit.

Figure 1: Frequency compounds induce greater levels of oligodendrocyte differentiation than comparator approaches in a mouse model. New oligodendrocytes shown in red.

MS patients may require not only new oligodendrocytes but also new myelin. We tested Frequency and comparator compounds in the chronic cuprizone model of demyelination. In preclinical studies, a single oral dose of one of our compounds yielded more remyelination than up to 10 doses of comparator compounds, as shown in Figure 2 below.

Figure 2: Frequency compound induce higher levels of remyelination than comparator approaches in a mouse model of demyelination. Myelin basic protein shown in green.

Frequency’s NCEs drive oligodendrocyte differentiation in evolutionarily distinct species including mice, rats, and pigs. Further, independently conducted preclinical studies of our NCEs have shown statistical improvements in MRI measurements of white matter volume, which is an important clinical endpoint. We are advancing candidates through toxicology studies and plan to begin our clinical program for remyelination in MS in the first half of 2024.

We first applied our PCA approach for the restoration of the cochlea, with a focus on treating sensorineural hearing loss, or SNHL. Beginning in 2019, we ran five clinical studies of FX-322 aimed at understanding safety as well as severities and etiologies that FX-322 might treat and the appropriate dose regime. In 2021, we commenced our sixth study, a Phase 2b clinical trial of FX-322 (FX-322-208), and introduced a second hearing program, FX-345, which we believed might expand the opportunity to treat different types of SNHL. In February 2023, we announced that the FX-322-208 study failed to achieve its primary endpoint of an improvement in speech perception. We decided to discontinue the FX-322 development program and, given the similarities between the mechanisms of FX-322 and FX-345, we decided to discontinue the FX-345 development program as well.

The MS development program is independent of the hearing program, with a distinct molecular mechanism, progenitor cell population, and small molecule drug candidates. Further, a well-defined clinical path with objective biomarkers such as visual evoked potential (VEP) and magnetic resonance imaging (MRI) exist for studying the performance of remyelination therapies in MS patients.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align our workforce with the near-term needs of our business and focus more of our capital resources on our research and development programs for hearing and remyelination in MS. On February 13, 2023, in connection with the discontinuation of the hearing program, we announced a restructuring of our business including a downsizing of personnel by approximately 55%. We believe these changes will generate sufficient cost savings to enable us to complete a first clinical trial of our MS development program.

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

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $19.5 million and $81.6 million for the three months ended March 31, 2023 and year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $281.2 million.

Our operating expenses discussed in this section reflect our development programs around FX-322, FX-345, MS and any future programs as well as our operations as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

License and collaboration agreements

Astellas Pharma Inc.

In July 2019, we entered into a license and collaboration agreement, or the Astellas Agreement with Astellas Pharma, Inc., or Astellas, under which we granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek, and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor, including our product candidate FX-322, outside of the United States. On April 14, 2023, the Astellas Agreement was terminated in its entirety. We are not subject to any payments or costs as a result of this termination.

Massachusetts Institute of Technology

In December 2016, we entered into an Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products and to develop and perform processes that incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We were required to pay certain annual license maintenance fees ranging from $30 thousand to $0.1 million to MIT under the MIT License. On April 6, 2023, we sent MIT a notice stating that we would be terminating the MIT License Agreement effective as of July 6, 2023. We are not subject to any payments or costs as a result of this termination.

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss. We were obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEE patent family case number included in the licensed MEE patent rights under the MEE License. On April 4, 2023, the MEE License was terminated in its entirety. We are not subject to any payments or costs as a result of this termination.

The Scripps Research Institute (California Institute for Biomedical Research)

In September 2018, we entered into a license agreement, or the CALIBR License, with the California Institute for Biomedical Research, or CALIBR, a division of Scripps, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to make, have made, use, sell, offer to sell, and import products that incorporate licensed technology for the treatment of MS. On April 28, 2023, the CALIBR License was terminated. We are not subject to any payments or costs as a result of this termination.

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
•
option and license payments made to third parties, including MIT, CALIBR, and MEE for intellectual property used in research and development activities; and
•
facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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
•
the commercialization of our product candidates, if approved;
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the impact of public health emergencies on our planned trials.

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

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three months ended March 31, 2023 and 2022 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance against our deferred tax assets at December 31, 2022 because we have determined that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets primarily due to our cumulative loss position and, as a result, a valuation allowance has been established.

Since our inception in 2014, we have generated cumulative federal and state net operating loss and research and development credit carryforwards for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	11,355	13,781	(2,426)
General and administrative	9,156	9,477	(321)
Total operating expenses	20,511	23,258	(2,747)
Loss from operations	(20,511)	(23,258)	2,747
Interest income	523	95	428
Interest expense	(284)	(178)	(106)
Other income (expense), net	753	(33)	786
Loss before income taxes	(19,519)	(23,374)	3,855
Income tax	(24)	(12)	(12)
Net loss	$(19,543)	$(23,386)	$3,843

Research and development expenses

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$1,081	2,702	$(1,621)
FX-345	647	1,029	(382)
Multiple Sclerosis	1,795	997	798
Platform development, early-stage research and unallocated expenses:
Employee-related costs	5,437	6,119	(682)
Laboratory supplies	54	119	(65)
Outsourced research and development	50	335	(285)
Facility-related costs	1,437	1,774	(337)
Depreciation and amortization	733	439	294
Other research and development costs	121	267	(146)
Platform development, early-stage research and unallocated expenses total	7,832	9,053	(1,221)
Total research and development expenses	$11,355	$13,781	$(2,426)

The $1.1 million of costs related to FX-322 incurred for the three months ended March 31, 2023 consisted of clinical costs associated with the Phase 2b clinical trial (FX-322-208) which concluded in the first quarter 2023. The $2.7 million of costs related to FX-322 incurred in the three months ended March 31, 2022 consisted primarily of $2.5 million of clinical costs associated with the Phase 2b clinical trial (FX-322-208) and $0.2 million of drug development and manufacturing costs.

The $0.6 million of costs related to FX-345 incurred for the three months ended March 31, 2023 consisted of clinical trial costs associated with the planned Phase 1b trial (FX-345-101), which was discontinued in the first quarter of 2023. The $1.0 million of costs related to FX-345 incurred for the three months ended March 31, 2022 consisted of $0.9 million of drug development and manufacturing costs and $0.1 million related to preclinical safety costs.

The $1.8 million of costs related to the MS development program incurred for the three months ended March 31, 2023 consisted primarily of $0.9 million of chemistry and compound characterization costs, $0.2 million of drug development and manufacturing costs, and $0.6 million of preclinical safety costs. Similarly, the $1.0 million of costs related to the MS development program incurred for the three months ended March 31, 2022 consisted primarily of $0.6 million of chemistry and compound characterization costs, $0.2 million of preclinical safety costs, and $0.1 million of drug development and manufacturing costs.

The $7.8 million of platform development, early-stage research and unallocated expenses incurred for the three months ended March 31, 2023, consisted primarily of $5.4 million in employee-related costs, including $0.8 million of stock-based compensation expense, and $1.4 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $1.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to a decrease of $0.7 million in employee-related costs, including salary, bonus, and stock-based compensation costs, as a result of the reduction in force implemented in April 2022, as well as a $0.3 million decrease in facility-related costs due to a combination of reduced headcount and the initiation of cost sharing with SalioGen Therapeutics, Inc. in connection with our sublease.

General and administrative expenses

The $9.2 million of general and administrative expenses for the three months ended March 31, 2023 consisted primarily of $6.1 million in employee-related costs, including $2.6 million of stock-based compensation, $1.4 million in facility-related costs, $1.4 million in professional services costs, and $0.3 million in depreciation expense. General and administrative expenses decreased by $0.3 million from the three months ended March 31, 2022 due primarily to a $0.2 million decrease in professional services costs as we reduced reliance on third-party consulting and public relations vendors.

Interest income

Interest income was $0.5 million for the three months ended March 31, 2023 compared to interest income of $0.1 million for the three months ended March 31, 2022. This increase is due to the increase in interest rates from the previous year.

Interest expense

Interest expense was $0.3 million for the three months ended March 31, 2023 compared to interest expense of $0.2 million for the three months ended March 31, 2022. This increase is due to the increase in interest rates from the previous year.

Other income, net

Other income, net was $0.8 million for the three months ended March 31, 2023 as compared to other expense, net of $33 thousand for the three months ended March 31, 2022. This increase is due to the sublease income generated in the three months ended March 31, 2023.

Income tax provision

Income tax provision was $24 thousand for the three months ended March 31, 2023 as compared to income tax provision of $12 thousand for the three months ended March 31, 2022.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $66.7 million as of March 31, 2023. As of March 31, 2023, we had $11.7 million of current debt.

In December 2020, we entered into a Loan and Security Agreement with a commercial bank for a term loan with a principal balance of $15.0 million. We made monthly interest only payments through November 30, 2022. On April 3, 2023, we prepaid the remaining $11.7 million due under the term loan. We were not subject to any prepayment premium as the prepayment occurred after the second anniversary of the closing date.

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having an aggregate offering price of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer will act as sales agent and/or principal, or the ATM Program. During the year ended December 31, 2022, we sold 12,767 shares of common stock under the ATM Program for net proceeds of approximately $50 thousand and paid $2 thousand to Oppenheimer in sales agent fees. No shares of common stock have been sold under the ATM Program in 2023.

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

On February 13, 2023, in connection with the discontinuation of the FX-322 and FX-345 hearing programs, we announced a restructuring that included downsizing personnel by approximately 55%. These changes are expected to preserve capital, ensuring that we are appropriately resourced to complete a first clinical trial of our MS development program. The total costs related to this restructuring are approximately $4.3 million, of which $3.8 million is related to severance costs and related expenses, $0.4 million is related to accelerated depreciation, and $0.1 million is related to accelerated hearing program costs.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,132)	$(17,343)
Net cash provided by (used in) investing activities	5,499	(12,662)
Net cash (used in) provided by financing activities	(2,468)	200
Decrease in cash and cash equivalents	$(11,101)	$(29,805)

Cash flows for the three months ended March 31, 2023

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $14.1 million, consisting of a net loss of $19.5 million. In addition, we had non-cash charges of $4.9 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash gain on investments. Net cash used in operating activities was also impacted by a net $3.6 million decrease in operating assets and liabilities, including a $2.1 million decrease in prepaid expenses and other current assets, a $0.5 million decrease in lease liabilities, a $0.4 million decrease in accrued expenses, and a $0.7 million decrease in accounts payable.

The decrease in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $3.9 million decrease in net loss. This decrease was partially offset by a $1.8 million decrease in stock based compensation expense and various changes in operating assets and liabilities quarter over quarter.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $5.5 million, which was primarily attributable to $7.6 million in redemptions of marketable securities, partially offset by $2.0 million purchases of marketable securities.

The increase in net cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $18.8 million decrease in the purchase of marketable securities partially offset by a $0.6 million decrease in redemptions of marketable securities.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2023 was $2.5 million, primarily attributable to term loan repayments. This represents an increase in net cash used in financing activities when compared to the three months ended March 31, 2022 as no such repayments were made in the three months ended March 31, 2022.

Cash flows for the three months ended March 31, 2022

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $17.3 million, consisting of a net loss of $23.4 million. In addition, we had non-cash charges of $6.9 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash interest expense. Net cash used in operating activities was also impacted by a net $3.6 million decrease in operating assets and liabilities, including a decrease in accrued expenses of $1.4 million, a $0.4 million decrease in accounts payable, and a $1.4 million decrease in prepaid expenses and other current assets.

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

Funding requirements

We expect our future operating expenses to reflect our ongoing research and development for our MS development program, preclinical activities, studies for INDs, and initiation of clinical trials. In addition, we expect to maintain general and administrative costs to manage the requirements of operating as a public company.

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
•
business and operations interruptions resulting from public health emergencies;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of public or private equity or debt financings and other sources, which may include current and new collaborations with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other sources, such as collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, product development, and research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15, “Commitments and contingencies – Legal Contingencies”, for more information.

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

We are a preclinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $19.5 million and $81.6 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $281.2 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing technologies and research and development, including our preclinical platform development activities and clinical trials.

We expect to incur significant additional operating losses for the next several years, at least, as we advance a potential therapeutic candidate for multiple sclerosis, or MS, and any other product candidate through clinical development, complete clinical trials, seek regulatory approval and commercialize an MS product candidate or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
continue to develop and commence clinical trials of our remyelination program in MS;
•
expand our development programs based on our progenitor cell activation, or PCA, approach;
•
continue to develop our PCA approach;
•
seek regulatory approvals for an MS product candidate and any other product candidates;
•
secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval;
•
establish a sales, marketing and distribution infrastructure to commercialize an MS product candidate, if approved, and for any other product candidates for which we may obtain marketing approval;
•
maintain, expand, and protect our intellectual property portfolio; and
•
acquire or in-license other product candidates or technologies.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks related to development, clinical testing, manufacturing, and regulatory approval” and “—Risks related to commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize an MS product candidate or any other product candidates, we may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of an MS product candidate or explore additional product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and, if approved, commercialize an MS product candidate and any other product candidates. These expenditures include and will include, as the case may be, preclinical development costs and costs related to trials we conduct to support the development of an MS product candidate and any other product candidates.

We will require additional capital to enable us to develop an MS product candidate, which we may acquire through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Based upon our current operating plan, and as a result of the realignment of the Company to focus on the MS development program, including cost saving measures such as our reduction in force during the first half of 2023, we believe that our existing cash, cash equivalents, and marketable securities of $66.7 million, $55.0 million net of debt, will enable us to fund our operating expenses and capital expenditure requirements into 2025. This estimate and our expectation regarding the sufficiency of our current financial resources to advance the development of an MS product candidate and any other product candidates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our planned Phase 1 study in our program for remyelination in MS may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and scope of activities associated with successful development of an MS product candidate or any product candidate we may develop is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including the planned Phase 1 study in our MS development program, and the development of any other product candidates including any unforeseen costs we may incur as a result of public health emergencies or other causes;
•
the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and other comparable foreign regulatory authorities, including any clinical trials required by the FDA or other comparable foreign regulatory authorities;
•
the willingness of the FDA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our planned clinical trials and preclinical studies, as the basis for review and approval of an MS product candidate and any other product candidates;
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
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved; and
•
the initiation, progress, and timing of our commercialization of an MS product candidate, if approved, or our other product candidates.

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic, international geopolitical conflict, global supply chain issues, and increased inflation could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of an MS product candidate or any other product candidates, or potentially discontinue operations.

Additionally, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2014. Our operations to date have been limited to financing and staffing our company, licensing technologies, developing our PCA approach, developing and conducting preclinical and clinical studies for the treatment of SNHL, and developing a pipeline of preclinical and research programs, including our remyelination program in MS. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Risks related to development, clinical testing, manufacturing, and regulatory approval

We are heavily dependent on the success of our MS development program, which is still under development, and if an MS product candidate does not receive regulatory approval or is not successfully commercialized, our business will be materially adversely harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of FX-322 for the treatment of SNHL. We recently discontinued our FX-322 and FX-345 development programs following the results of our FX-322 Phase 2b study which showed no statistically significant difference at day 90 between those administered FX-322 versus those receiving placebo in the proportion of individuals that demonstrated an improvement in speech perception. Our future success is substantially dependent on our ability to successfully complete development for, obtain regulatory approval for, and successfully commercialize an MS product candidate, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our MS development program, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if it receives regulatory approval, a remyelinating therapeutic will be as effective as anticipated at treating MS.

The research, testing, manufacturing, labeling, approval, sale, packaging, marketing, and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market an MS product candidate until we receive regulatory approval from the FDA or comparable regulatory authorities in other countries, and we may never receive such regulatory approval. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

We utilize our PCA approach to develop product candidates that are designed to activate progenitor cells, which is a new approach to therapeutic intervention and, as a result, successful development, approval, and commercialization of any product candidates, including an MS product candidate, is uncertain.

We utilize our PCA approach to develop product candidates, including in our MS development program. Our PCA approach is designed to identify pathways to activate progenitor cells already present in the body to treat conditions or diseases through cellular regeneration. We have not, nor to our knowledge has any other company, received regulatory approval utilizing this mechanism of cellular regeneration. Given the novelty of our approach, we could encounter a longer than expected regulatory review process, increased development costs, or unexpected delays in, or even prevention of, the regulatory approval and commercialization of our product candidates, and we cannot be certain that our approach will lead to the development of any approvable or marketable products.

Clinical trials are expensive, time consuming, and difficult to design and implement, and involve an uncertain outcome. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and any product candidates we develop may not be further developed or may have additional unfavorable results in later studies or trials. Clinical trial failure may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection, placebo effect, subject enrollment criteria, selection of subjects based on subject misrepresentations, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing, which may results in setbacks in development or a determination to no longer pursue a particular product candidate or indication. For example, later-stage clinical trials in our hearing program failed to meet their primary end points despite promising results from earlier clinical trials and, as a result, we ended our hearing program. Further, based upon negative or inconclusive results or a need for additional information, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies.

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
•
business interruptions resulting from public health emergencies, such as the COVID-19 pandemic;
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

Our MS development program is still in development and will require the successful completion of several trials before we are prepared to submit an NDA for regulatory approval by the FDA.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time- consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for an MS product candidate, or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. The approval process may also be delayed by changes in government regulation, future legislation or administrative action. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for any product candidate. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA.

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

The FDA or any foreign regulatory authority can delay, limit, or deny approval of an MS product candidate that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

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
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and
•
any ongoing impact of the COVID-19 pandemic, see —"The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and operations";

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

Additionally, if an MS product candidate or any other product candidates we develop receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

The global outbreak of COVID-19 continues to rapidly evolve and continues to have indeterminable adverse effects on general commercial activity and the world economy. Due to the uncertain nature of the effects of the outbreak, particularly in the United States, enrollment, participation and retention in our planned trials may be reduced, and for a number of the clinical sites, halted for an unknown period of time. Any reduction in enrollment, participation and retention and any halts may delay our planned clinical trials and our development plans for an MS product candidate and any other product candidates, which could have an adverse impact on our business and results of operations.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies, and early-stage companies, particularly if the early-stage company has a collaborative arrangement with a large and established company. We are aware of several companies developing programs with research and development efforts to treat MS through the regeneration of myelin. If we successfully develop and, if approved, commercialize an MS product candidate, it may compete, or potentially be used in conjunction with, currently marketed therapeutics and any new therapeutics that may become available in the future.

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

In order to market and successfully commercialize any product candidate we develop, if approved, we must build our sales and marketing capabilities or enter into collaborations with third parties for these services. We currently have no sales, marketing or distribution capabilities and as a company have no experience in marketing products. We intend to directly market and commercialize an MS product candidate, if approved, by entering into collaborations for the sales and marketing of our product candidates, if approved. To the extent that we depend on collaborators for sales and marketing activities, any revenues we receive will depend upon the success of those collaborators’ sales and marketing teams and the collaborators’

prioritization of our product and compliance with applicable regulatory requirements, and there can be no assurance that the collaborators’ efforts will be successful.

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

We have relied, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our planned Phase 1 study in our MS development program, and any future clinical trials of other product candidates. Our reliance on CROs and clinical trial sites for clinical development activities limits our control over these activities and we were not involved in developing their policies and procedures, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

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

Further, we may also be or become subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, passed in California and it significantly amends the CCPA. It will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah, Colorado, and Iowa and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We are highly dependent on the expertise of the principal members of our management and scientific teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time.

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

In February 2023, we implemented a reduction in force affecting approximately 55% of our workforce to better align our workforce with the needs of our business and focus more of our capital resources on our pre-clinical program for remyelination in MS. We believe these changes will preserve capital, ensuring that we are appropriately resourced to complete a first clinical trial of our MS development program. In connection with these actions, we will incur termination costs, which include severance costs and related expenses, which are estimated to be approximately $4.0 million in future cash outlays.

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

The market price of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
any delay in the enrollment or ultimate completion of the planned Phase 1 study in our MS development program;
•
the results of the planned Phase 1 study in our MS development program, or any future clinical trials of our MS development program or clinical trials of our competitors for the same or similar indication. For example, the price of our common stock decreased significantly following the announcement of our FX-322 Phase 2a (FX-322-202) interim results and our FX-322 Phase 2b (FX-322-208) results;
•
our ability to develop our remyelination program in MS, or any additional product candidates based on our PCA approach;
•
any delay in submitting a regulatory filing and any adverse development or perceived adverse development with respect to the regulatory review of such filing;
•
failure to successfully develop an MS product candidate or any future product candidates;
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
•
trading volume of our common stock; and

•
general economic, industry and market conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, inflation rates, labor shortages, supply chain difficulties, fuel prices, international currency fluctuations, corruption, political instability, acts of war, international geopolitical conflict, acts of terrorism, and the COVID-19 pandemic or other public health crises.

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

Our failure to meet the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, could result in a delisting of our common stock.

Our common stock is currently listed on the Nasdaq Stock Market. Nasdaq requires listed companies to meet certain listing criteria including total number of stockholders, corporate governance requirements, minimum closing bid price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If we fail to satisfy the continued listing standards, including with respect to the maintenance of a minimum share price, or if Nasdaq, in its discretion, determines that a condition exists that makes further dealings of our company on the exchange unwarranted, Nasdaq may issue a non-compliance letter or initiate delisting proceedings.

For example, on March 28, 2023, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the notification letter, or until September 25, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 25, 2023, unless Nasdaq exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance with the Bid Price Requirement by September 25, 2023, we may be eligible for an additional 180 calendar day compliance period. There can be no assurance we will be able to regain compliance or that Nasdaq will extend the compliance period.

If for any reason our common stock does not maintain eligibility for listing on Nasdaq, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

Our directors, executive officers and shareholders affiliated with our directors and executive officers own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant influence over matters subject to shareholder approval.

Our directors, executive officers, and shareholders affiliated with our directors and executive officers exert significant influence on us. As of March 31, 2023, these holders beneficially owned approximately 16.9% of the voting power of our outstanding common stock. As a result, these holders, acting together, have significant influence over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which our shareholders may not agree or that may not be in the best interests of our other shareholders.

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

We are currently subject to shareholder litigation and could be subject to similar or other litigation in the future.

In the past, securities class action and other shareholder litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. See Note 15, “Commitments and contingencies – Legal Contingencies”, for a description of our material legal proceedings.

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

The trading price of our common stock has been highly volatile, particularly over the last year. For example, on March 31, 2022, the closing price of our common stock was $2.12 per share and on March 31, 2023 it was $0.50 per share. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and economic factors that are beyond our control. In addition, while the stock market in general has experienced high volatility, biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have recently experienced volatility and disruptions, including severely diminished liquidity and credit availability, rising interest rates, declines in consumer confidence, declines in economic growth, increase in unemployment rates and uncertainty about economic stability. Our business and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions and international geopolitical conflict which could have a lasting impact on regional and global economies.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Separation Agreement by and between Frequency Therapeutics, Inc. and Carl LeBel, dated March 23, 2023	8-K	001-39062	10.1	3/29/23

10.1	Separation Agreement by and between Frequency Therapeutics, Inc. and Wendy Arnold, dated February 17, 2023					*

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Vice President of Finance and Operations					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Vice President of Finance and Operations					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.					***

* Filed herewith

** Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: May 12, 2023	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: May 12, 2023	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)