Form 10-Q
period 2023-06-30
Frequency Therapeutics, Inc.
filed 2023-08-10
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 36,520,750 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the transactions contemplated by the Agreement and Plan of Merger, or the Merger Agreement, dated as of July 14, 2023, by and among us, Korro Bio, Inc., or Korro Bio, and our wholly owned subsidiary, Frequency Merger Sub, Inc., or Merger Sub, pursuant to which Merger Sub will merge with and into Korro Bio, with Korro Bio surviving as our direct, wholly owned subsidiary, and the surviving corporation of the merger, or the Merger, the combined company following the Merger, our expectations regarding future funding needs and expenses, and our business strategy, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, that the failure to complete, or delays in completing, the Merger could expose us to operational and financial risks.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,712	$51,954
Short-term marketable securities	6,766	31,143
Prepaid expenses and other current assets	1,901	4,396
Total current assets	48,379	87,493
Property and equipment, net	1,327	2,739
Right of use assets	27,717	28,980
Restricted cash	1,960	1,699
Other long-term assets	—	327
Total assets	$79,383	$121,238
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,294	$3,114
Accrued expenses	4,871	5,891
Lease liabilities, current portion	2,163	2,021
Term loan, current portion	—	10,000
Total current liabilities	8,328	21,026
Lease liabilities, net of current portion	25,647	26,761
Term loan, net of current portion	—	4,167
Other long-term liabilities	—	89
Total liabilities	33,975	52,043
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,963,706 and 35,262,083 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	337,382	331,023
Accumulated other comprehensive loss	(6)	(198)
Accumulated deficit	(292,004)	(261,665)
Total stockholders’ equity	45,408	69,195
Total liabilities and stockholders’ equity	$79,383	$121,238

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,594	$13,273	$15,949	$27,054
General and administrative	7,237	8,000	16,393	17,477
Total operating expenses	11,831	21,273	32,342	44,531
Loss from operations	(11,831)	(21,273)	(32,342)	(44,531)
Interest income	346	425	869	520
Interest expense	—	(208)	(284)	(386)
Other income (expense), net	694	(227)	1,447	(260)
Loss before income taxes	(10,791)	(21,283)	(30,310)	(44,657)
Income tax	(5)	(2)	(29)	(14)
Net loss	$(10,796)	$(21,285)	$(30,339)	$(44,671)
Net loss per share attributable to common stockholders-basic and diluted	$(0.30)	$(0.61)	$(0.85)	$(1.28)
Weighted-average shares of common stock outstanding-basic and diluted	35,800,821	34,976,409	35,563,754	34,894,001

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,796)	$(21,285)	$(30,339)	$(44,671)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities and money market funds	58	(96)	192	(330)
Total other comprehensive gain (loss)	58	(96)	192	(330)
Comprehensive loss	$(10,738)	$(21,381)	$(30,147)	$(45,001)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance, March 31, 2022	34,976,409	$35	$316,402	$(296)	$(203,471)	$112,670
Stock-based compensation expense	-	-	4,564	-	-	4,564
Other comprehensive loss	-	-	-	(96)	-	(96)
Net loss	-	-	-	-	(21,285)	(21,285)
Balance, June 30, 2022	34,976,409	$35	$320,966	$(392)	$(224,756)	$95,853

Balance, March 31, 2023	35,751,956	$36	$334,485	$(64)	$(281,208)	$53,249
Stock-based compensation expense	-	-	2,897	-	-	2,897
Issuance of common stock pursuant to restricted stock units	211,750	-	-	-	-	-
Other comprehensive gain	-	-	-	58	-	58
Net loss	-	-	-	-	(10,796)	(10,796)
Balance, June 30, 2023	35,963,706	$36	$337,382	$(6)	$(292,004)	$45,408

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	9,830	-	-	9,830
Purchase of common stock under Employee Stock Purchase Plan	31,832	-	139	-	-	139
Issuance of common stock, net	22,764	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	310,600	-	-	-	-	-
Other comprehensive loss	-	-	-	(330)	-	(330)
Net loss	-	-	-	-	(44,671)	(44,671)
Balance, June 30, 2022	34,976,409	35	320,966	(392)	(224,756)	95,853

Balance, December 31, 2022	35,262,083	$35	$331,023	$(198)	$(261,665)	$69,195
Stock-based compensation expense	-	-	6,328	-	-	6,328
Purchase of common stock under Employee Stock Purchase Plan	24,754	-	31	-	-	31
Issuance of common stock, net	2,969	-	-	-	-	-
Issuance of common stock pursuant to restricted stock units	673,900	1	-	-	-	1
Other comprehensive gain	-	-	-	192	-	192
Net loss	-	-	-	-	(30,339)	(30,339)
Balance, June 30, 2023	35,963,706	$36	$337,382	$(6)	$(292,004)	$45,408

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,339)	$(44,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,328	9,830
Depreciation expense	1,494	1,415
Non-cash lease expense	1,263	1,262
Non-cash interest (income) expense	(223)	443
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,495	1,636
Accounts payable	(1,820)	797
Lease liabilities	(972)	(912)
Accrued expenses	(782)	(621)
Net cash used in operating activities	(22,556)	(30,821)
Cash flows from investing activities:
Sale of property and equipment	18	—
Purchase of property and equipment	(100)	(16)
Purchase of marketable securities	(1,978)	(38,108)
Redemption of marketable securities	26,770	31,483
Net cash provided by (used in) investing activities	24,710	(6,641)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1	61
Proceeds from Employee Stock Purchase Plan	31	139
Repayment of Term Loan	(14,167)	—
Net cash (used in) provided by financing activities	(14,135)	200
Net decrease in cash, cash equivalents and restricted cash	(11,981)	(37,262)
Cash, cash equivalents, and restricted cash at beginning of period	53,653	81,334
Cash, cash equivalents, and restricted cash at end of period	$41,672	$44,072

See accompanying notes

Frequency Therapeutics, Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Organization and basis of presentation

Organization

Frequency Therapeutics, Inc., together with its wholly owned subsidiaries, Frequency Therapeutics, PTY, LTD, and Frequency Therapeutics Securities Corporation (the Company) headquartered in Lexington, Massachusetts, was incorporated in November 2014 as a Delaware corporation. The Company is a preclinical-stage regenerative medicine company focused on developing therapeutics to activate a person’s innate regenerative potential to restore function. On February 13, 2023, the Company announced a restructuring of the business which included the discontinuation of its hearing program and a downsizing of personnel by approximately 55%. On May 31, 2023, the Company announced an additional reduction in force of approximately 55% of its remaining personnel.

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of June 30, 2023, the Company had an accumulated deficit of $292,004. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources and the cost savings generated from the restructuring and reduction in force announced in February and May 2023, respectively, will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2023 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	30,441
Investments:
Short-term marketable securities	Level 2	6,766
		$37,207

	December 31, 2022
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	30,649
Investments:
Short-term marketable securities	Level 2	31,143
		$61,792

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The FDIC then reopened SVB as Silicon Valley Bridge Bank, N.A. (SVBB). At June 30, 2023, SVBB holds the Company’s sweep account and one of the Company's deposit accounts. The Company is actively working to move these accounts to another financial institution.

4. Investments

The following tables summarize the Company's investments, all of which are classified as available-for-sale and recorded at fair value:

	June 30, 2023
	Amortization	Unrealized	Fair Market
	Cost	Gain	Value
Short-term marketable securities	6,571	195	6,766
	$6,571	$195	$6,766

	December 31, 2022
	Amortization	Unrealized	Fair Market
	Cost	Loss	Value
Short-term marketable securities	31,280	(317)	31,143
	$31,280	$(317)	$31,143

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

The Company determines the appropriate classification of investments at the time of purchase and reviews any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the investment is compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income. The unrealized losses at June 30, 2023 and December 31, 2022 were attributable to changes in interest rates and do not represent credit losses.

At June 30, 2023 and December 31, 2022 the Company held 4 and 14 debt securities, respectively, that were in an unrealized loss position. The Company does not intend to sell the investments before recovery of their amortized cost bases, which may be at maturity. All investments mature within twelve months from June 30, 2023. The following tables summarize the Company's debt securities in an unrealized loss position, aggregated by length of time in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities in unrealized loss position	$3,981	$(4)	$2,785	$(11)	$6,766	$(15)
	$3,981	$(4)	$2,785	$(11)	$6,766	$(15)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities in unrealized loss position	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)
	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)

5. Property and equipment

Property and equipment include the following:

	June 30,	December 31,
	2023	2022
Lab equipment	$5,658	$5,706
Furniture and office equipment	3,238	3,238
Software	291	291
Total	9,187	9,235
Accumulated depreciation	(7,860)	(6,496)
Property and equipment, net	$1,327	$2,739

The Company recognized $494 and $1,494 and $689 and $1,415 of depreciation expense for the three and six months ended June 30, 2023 and 2022, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Payroll and employee related expenses	$2,885	$4,216
Professional fees	1,541	377
Third-party research and development expenses	73	773
Other	372	525
Total	$4,871	$5,891

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank for a term loan with a principal balance of $15,000. The Company made monthly interest only payments through November 30, 2022. The principal balance and interest were to be repaid in equal monthly installments after the interest only period and continue through May 1, 2024 (Loan Maturity Date). On April 3, 2023, the Company prepaid the remaining $11,667 due under the Loan Agreement. As such, there was no interest expense for the three months ended June 30, 2023. Interest expense related to the Loan Agreement was $284 for the six months ended June 30, 2023 and $208 and $386 for the three and six months ended June 30, 2022, respectively.

The final payment of $150, which the Company had been accruing over the term of the loan, was also paid on April 3, 2023. The Company was not subject to any prepayment premium as the prepayment occurred after the second anniversary of the closing date.

8. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(10,796)	$(21,285)	$(30,339)	$(44,671)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	35,800,821	34,976,409	35,563,754	34,894,001
Net loss per share attributable to common stockholders- basic and diluted	$(0.30)	$(0.61)	$(0.85)	$(1.28)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Six Months Ended June 30,
	2023	2022
Unvested restricted stock units	3,101,400	2,305,500
Outstanding stock options	4,739,486	6,068,151
Total	7,840,886	8,373,651

9. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of June 30, 2023.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 35,963,706 and 35,262,083 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Stock options outstanding	4,739,486	5,742,053
Shares available for future grant under incentive plans	2,724,647	988,216
	7,464,133	6,730,269

Equity Offerings

On December 10, 2021, the Company entered into an Equity Distribution Agreement (the Sales Agreement) with Oppenheimer & Co. Inc. (the Sales Agent) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program.

During the six months ended June 30, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50. No shares were sold during the three or six months ended June 30, 2023.

10. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the six months ended June 30, 2023:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2022	5,742,053	$2.35	6.69	$9,114
Granted	27,350	4.66	4.84	—
Exercised	(2,969)	0.07	—	$1
Forfeited	(1,026,948)	2.45	—	—
Outstanding as of June 30, 2023	4,739,486	$2.34	6.20	$3
Options exercisable as of June 30, 2023	4,249,097	$2.35	6.07	$3
Options unvested as of June 30, 2023	490,389	$2.20	7.33	$—

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

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023 was $3.58. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $0.92 and $1.57, respectively.

The total grant date fair value of options vested during the three and six months ended June 30, 2023 was $2,322 and $4,657, respectively. The total grant date fair value of options vested during the three and six months ended June 30, 2022 was $3,620 and $8,036, respectively.

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

The option repricing resulted in incremental stock-based compensation of $2,505, of which $169 and $339 was recorded as expense in the three and six months ended June 30, 2023, respectively. At June 30, 2023, $536 incremental expense remains which will be recognized as expense over the requisite service period in which the options vest.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the six months ended June 30, 2023:

	Number of shares	Weighted average fair value
Unvested, December 31, 2022	3,101,650	$2.51
Awarded	1,666,340	4.78
Vested	(673,900)	0.97
Forfeited	(992,690)	3.84
Unvested as of June 30, 2023	3,101,400	$3.59

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$171	$1,598	$1,010	$3,899
General and administrative	2,726	2,966	5,318	5,931
Total	$2,897	$4,564	$6,328	$9,830

As of June 30, 2023, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $12,536. This amount is expected to be recognized over a weighted-average period of 1.72 years.

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

31,832 shares were purchased under the ESPP in January 2022 related to the second offering period of 2021, which concluded on December 31, 2021. 24,754 shares were purchased in January 2023 related to the second offering period of 2022, which concluded on December 31, 2022. As of June 30, 2023, a total of 1,553,394 shares remain available for future issuance under the ESPP.

12. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and six months ended June 30, 2023 and 2022 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at June 30, 2023 and December 31, 2022 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

As consideration for the licensed rights under the Astellas Agreement, Astellas paid the Company an upfront payment of $80,000 in July 2019 and had agreed to pay potential development milestone payments up to $230,000 and commercialization milestones of up to $315,000. The parties had agreed to share equally, on a 50/50 basis, all out-of-pocket costs and joint study costs for all the joint activities conducted pursuant to the development plans or the joint manufacturing plan.

On April 11, 2023, Astellas sent the Company a notice stating that Astellas would be terminating the Astellas Agreement on April 14, 2023. The Company agreed to the terms of the notice and on April 14, 2023, the Astellas Agreement was terminated. The Company was not subject to any payments or costs as a result of this termination.

The Astellas Agreement contained joint research and development activities that were not within the scope of ASC 606. The Company invoiced Astellas for all joint costs. In the three and six months ended June 30, 2023 and 2022, the Company invoiced Astellas $67 and $81 and $108 and $301, respectively, for joint costs.

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

On April 6, 2023, the Company sent MIT a notice stating that the Company would be terminating the MIT License Agreement in 3-months’ time. The termination became final on July 6, 2023. The Company is not subject to any payments or costs as a result of this termination.

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

On March 29, 2023, the Company sent CALIBR a notice stating that the Company would be terminating the CALIBR License Agreement in 30 days’ time. The termination became final in April 2023. The Company is not subject to any payments or costs as a result of this termination.

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

On February 21, 2023, the Company sent MEE a notice stating that the Company would be terminating the MEE License Agreement in 30 business days’ time. The termination became final in April 2023. The Company is not subject to any payments or costs as a result of this termination.

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

The Company leases office space in Lexington, Massachusetts under a ten-year noncancelable operating lease. The $1,699 security deposit for this lease is classified as restricted cash as of June 30, 2023. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of June 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl LeBel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. On March 29, 2023, the Company’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. The Company’s brief is due on September 1, 2023. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2023.

On June 21, 2022, the Delaware Chancery Court dismissed a lawsuit brought by two purported stockholders against the Company and others. For previously reported information on this lawsuit, refer to Part I, Item 3, "Legal Proceedings" of the Company's 2021 Form 10-K. On August 16, 2022, these same two purported stockholders of the Company filed a similar lawsuit in Delaware Superior Court against (i) the Company, (ii) Computershare Inc., and (iii) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company for breach of the statutory duty of care, negligence, conversion, and unjust enrichment, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The Company filed a motion to dismiss the complaint on November 14, 2022. On May 18, 2023, the Court issued an order granting in part and denying in part the Company’s motion, dismissing the claims for breach of the statutory duty of care and unjust enrichment but leaving the remaining claims intact. The Company’s deadline to answer the Complaint is August 28, 2023. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2023.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Exchange Act, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. On September 27, 2022, this lawsuit was stayed pending final resolution of the Quinones case. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2023.

16. Sublease

On July 8, 2022, the Company entered into a Sublease Agreement with a sublessee to sublease approximately 30,040 rentable square feet of the Company's office space in Lexington, MA for a two-year term. The base sublease rent per month for the first and second year of the sublease is $197 and $203, respectively. In addition to base rent, the sublessee will pay 49% of operating costs and taxes payable under the Company's lease for the Lexington, MA office space.

Since commencement, the Company has accounted for the Lexington, MA office space as an operating lease. In accordance with ASC 842, the Company concluded the sublease is also an operating lease. The Company recognized sublease income of $593 and $1,186 for the three and six months ended June 30, 2023. The below table shows the expected future sublease income as of June 30, 2023.

Years Ending December 31,	Sublease Income
2023	1,186
2024	1,383
Total future sublease income	2,569

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

In the six months ended June 30, 2023, the Company incurred $4,329 in restructuring-related expenses. The total restructuring charges consist of accelerated depreciation expense of $360, accelerated hearing program expense of $129, and severance and other benefit-related costs of $3,840.

During the six months ended June, 2023, the following restructuring-related charges were included in the Consolidated Statement of Operations:

	Severance and other benefit-related costs	Accelerated depreciation charges	Accelerated hearing program charges	Total
Research and development	$2,138	$360	$129	$2,627
General and administrative	1,702	—	—	1,702
Total	$3,840	$360	$129	$4,329

At June 30, 2023, the liability for the restructuring is classified as current and included in accrued expenses in the Consolidated Balance Sheets.

	Accelerated hearing program charges	Severance and other benefit-related costs	Total
Liability balance as of December 31, 2022	$-	$-	$-
Net charges	46	1,907	1,953
Liability balance as of June 30, 2023	$46	$1,907	$1,953

18. Subsequent events

The Company has evaluated subsequent events for recognition, remeasurement and disclosure purposes through August 10, 2023, the date which the consolidated financial statements were available to be issued. The identified subsequent event is as follows:

Agreement and plan of merger

On July 14, 2023, the Company, along with Frequency Merger Sub, Inc. (Merger Sub) and Korro Bio, Inc., (Korro Bio) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which, Merger Sub will merge with and into Korro Bio, with Korro Bio continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger. In connection with the merger, the Company has prepared and filed a combined registration statement on Form S-4 registering the Company's common stock to be issued to Korro Bio’s stockholders in the merger and proxy statement with respect to the meeting of the Company's stockholders.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Korro Bio, including covenants relating to obtaining the requisite approvals of the Company's stockholders and Korro Bio, indemnification of directors and officers, and the Company's and Korro Bio’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the merger. The Merger Agreement also contains certain customary termination rights. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Korro Bio may be required to pay the Company a termination fee of $4,000, or the Company may be required to pay Korro Bio a termination fee of $1,500.

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

Overview

Our business has focused on developing therapeutics that activate a person’s innate regenerative potential through our proprietary progenitor cell activation, or PCA, approach. We first applied our PCA approach for the restoration of the cochlea, with a focus on treating sensorineural hearing loss, or SNHL. Beginning in 2019, we ran five clinical studies of FX-322 aimed at understanding safety as well as severities and etiologies that FX-322 might treat and the appropriate dose regime. In 2021, we commenced our sixth study, or the FX-322-208 study, and introduced a second hearing program, FX 345, which we believed might expand the opportunity to treat different types of SNHL. In February 2023, we announced that the FX-322-208 study failed to achieve its primary endpoint of an improvement in speech perception. We decided to discontinue the FX-322 development program and, given the similarities between the mechanisms of FX-322 and FX 345, decided to discontinue the FX-345 development program as well. Following this decision, we decided to focus our efforts on developing a product candidate designed to activate oligodendrocyte precursor cells with the goal of inducing remyelination and functional recovery for individuals living with multiple sclerosis, or the MS Program, and to explore strategic alternatives for the MS Program, including the sale of the MS Program. On July 14, 2023, we and Korro Bio entered into the Merger Agreement.

On April 8, 2022, we announced a reduction in force of approximately 30% of our workforce to better align the workforce with the near-term needs of the business and focus more of our capital resources on research and development programs for hearing and remyelination in MS. On February 13, 2023, in connection with the discontinuation of the hearing program, we announced a restructuring of our business including a downsizing of personnel by approximately 55%. On May 31, 2023, we announced a reduction in force of approximately 55% of our workforce to better align our workforce with the needs of our business.

Since formation in 2014, we have devoted substantially all our resources to developing our PCA approach, conducting research and development activities, including product candidate development, recruiting skilled personnel, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have financed our operations primarily through private and public securities financings, a term loan, and amounts received under a collaboration agreement.

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our net losses were $10.8 million, $30.3 million and $81.6 million for the three and six months ended June 30, 2023 and year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $292.0 million.

Our operating expenses discussed in this section reflect our development programs around FX-322, FX-345, the MS Program and contemplated future programs, as well as our operations as a public company. Following the Merger, the business of Korro Bio will be the business of the combined company, and we do not expect any further development of our product candidates or programs.

License and collaboration agreements

Astellas Pharma Inc.

In July 2019, we entered into a license and collaboration agreement, or the Astellas Agreement with Astellas Pharma, Inc., or Astellas, under which we granted Astellas an exclusive, royalty-bearing, sub-licensable, nontransferable license to certain patent rights to research, develop, manufacture, have manufactured, use, seek, and secure regulatory approval for, commercialize, offer for sale, sell, have sold and import, and otherwise exploit licensed products containing both a GSK-3 inhibitor and an HDAC inhibitor, including our product candidate FX-322, outside of the United States. On April 14, 2023, the Astellas Agreement was terminated. We are not subject to any payments or costs as a result of this termination.

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

Massachusetts Eye and Ear (Formerly Massachusetts Eye and Ear Infirmary)

In February 2019, we entered into an Non-Exclusive Patent License Agreement, or the MEE License, with the Massachusetts Eye and Ear, or MEE, under which we received a non-exclusive, non-sub-licensable, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products, and to develop and perform processes that incorporate the licensed technology for the treatment or prevention of hearing loss. We were obligated to pay certain annual license maintenance fees between $5 thousand and $7.5 thousand per each MEE patent family case number included in the licensed MEE patent rights under the MEE License. On April 4, 2023, the MEE License was terminated. We are not subject to any payments or costs as a result of this termination.

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

In connection with the Merger, we are focusing on pursuing strategic alternatives for our MS Program and expect research & development expenses incurred for the remainder of 2023 to relate to this initiative.

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

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and six months ended June 30, 2023 and 2022 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	$4,594	$13,273	$(8,679)
General and administrative	7,237	8,000	(763)
Total operating expenses	11,831	21,273	(9,442)
Loss from operations	(11,831)	(21,273)	9,442
Interest income	346	425	(79)
Interest expense	-	(208)	208
Other income (expense), net	694	(227)	921
Loss before income taxes	(10,791)	(21,283)	10,492
Income tax	(5)	(2)	(3)
Net loss	$(10,796)	$(21,285)	$10,489

Research and development expenses

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$—	$2,959	$(2,959)
FX-345	—	1,453	(1,453)
Multiple Sclerosis	986	1,069	(83)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	2,162	5,284	(3,122)
Laboratory supplies	18	55	(37)
Outsourced research and development	16	218	(202)
Facility-related costs	1,099	1,637	(538)
Depreciation and amortization	227	402	(175)
Other research and development costs	86	196	(110)
Platform development, early-stage research and unallocated expenses total	3,608	7,792	(4,184)
Total research and development expenses	$4,594	$13,273	$(8,679)

There were no costs incurred related to FX-322 for the three months ended June 30, 2023 as the program was discontinued in the first quarter of 2023 and all remaining expense was accelerated at that time. The $3.0 million of costs related to FX-322 incurred for the three months ended June 30, 2022 consisted primarily of $2.7 million of clinical costs associated with trials, including the Phase 2b clinical trial (FX-322-208), and $0.2 million of drug development and manufacturing costs.

There were no costs incurred related to FX-345 for the three months ended June 30, 2023 as the program was discontinued in the first quarter of 2023 and all remaining expense was accelerated at that time. The $1.5 million of costs related to FX-345 incurred for the three months ended June 30, 2022 consisted primarily of $1.2 million of drug development and manufacturing costs and $0.2 million of preclinical safety costs.

The $1.0 million of costs related to the MS development program incurred for the three months ended June 30, 2023 consisted primarily of $0.5 million of chemistry and compound characterization costs, $0.1 million of drug development and manufacturing costs, and $0.3 million of preclinical safety costs. Similarly, the $1.1 million of costs related to MS incurred for the three months ended June 30, 2022 consisted primarily of $0.8 million of chemistry and compound characterization costs and $0.1 million of preclinical safety costs.

The $3.6 million of platform development, early-stage research and unallocated expenses incurred for the three months ended June 30, 2023, consisted primarily of $2.2 million in employee-related costs, including $0.2 million of stock-based compensation expense, and $1.1 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $4.2 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to a decrease of $3.1 million in employee-related costs, including salary, bonus, and stock-based compensation costs, as a result of the reductions in force implemented in April 2022 and February 2023, as well as a $0.5 million decrease in facility-related costs due to a combination of reduced headcount and the initiation of cost sharing with our sublessee in connection with our sublease.

General and administrative expenses

The $7.2 million of general and administrative expenses for the three months ended June 30, 2023 consisted primarily of $3.5 million in employee-related costs, including $2.7 million of stock-based compensation, $1.3 million in facility-related costs, $2.2 million in professional services costs, and $0.3 million in depreciation expense. General and administrative expenses decreased by $0.8 million from the three months ended June 30, 2022 due primarily to a $1.5 million decrease in employee-related costs as a result of the reductions in force implemented in April 2022 and February 2023, partially offset by increases in professional services costs, primarily due to legal fees.

Interest income

Interest income was $0.3 million for the three months ended June 30, 2023 compared to interest income of $0.4 million for the three months ended June 30, 2022. This decrease is due to the changes in investment balances from the previous year.

Interest expense

There was no interest expense for the three months ended June 30, 2023 compared to interest expense of $0.2 million for the three months ended June 30, 2022. The decrease is due to the loan prepayment in April 2023.

Other income, net

Other income, net was $0.7 million for the three months ended June 30, 2023 as compared to other expense, net of $0.2 million for the three months ended June 30, 2022. This increase is due to the sublease income generated in the three months ended June 30, 2023.

Income tax

Income tax was $5 thousand for the three months ended June 30, 2023 as compared to income tax of $2 thousand for the three months ended June 30, 2022.

Results of operations

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	$15,949	$27,054	$(11,105)
General and administrative	16,393	17,477	(1,084)
Total operating expenses	32,342	44,531	(12,189)
Loss from operations	(32,342)	(44,531)	12,189
Interest income	869	520	349
Interest expense	(284)	(386)	102
Other income (expense), net	1,447	(260)	1,707
Loss before income taxes	(30,310)	(44,657)	14,347
Income tax	(29)	(14)	(15)
Net loss	$(30,339)	$(44,671)	$14,332

Research and development expenses

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$1,081	$5,661	$(4,580)
FX-345	647	2,482	(1,835)
Multiple Sclerosis	2,781	2,066	715
Platform development, early-stage research and unallocated expenses:
Employee-related costs	7,599	11,403	(3,804)
Laboratory supplies	72	174	(102)
Outsourced research and development	66	553	(487)
Facility-related costs	2,536	3,411	(875)
Depreciation and amortization	960	841	119
Other research and development costs	207	463	(256)
Platform development, early-stage research and unallocated expenses total	11,440	16,845	(5,405)
Total research and development expenses	$15,949	$27,054	$(11,105)

The $1.1 million of costs related to FX-322 incurred for the six months ended June 30, 2023 consisted of clinical costs associated with the Phase 2b clinical trial (FX-322-208) which concluded in the first quarter 2023. The $5.7 million of costs related to FX-322 incurred for the six months ended June 30, 2022 consisted primarily of $5.1 million of clinical costs associated with trials, including the Phase 2b clinical trial (FX-322-208), and $0.4 million of drug development and manufacturing costs.

The $0.6 million of costs related to FX-345 incurred for the six months ended June 30, 2023 consisted of clinical trial costs associated with the planned Phase 1b trial (FX-345-101), which was discontinued in the first quarter of 2023. The $2.5 million of costs related to FX-345 incurred for the six months ended June 30, 2022 consisted primarily of $2.0 million of drug development and manufacturing costs and $0.3 million of preclinical safety costs.

The $2.8 million of costs related to the MS development program incurred for the six months ended June 30, 2023 consisted primarily of $1.2 million of chemistry and compound characterization costs, $0.6 million of drug development and manufacturing costs, and $0.8 million of preclinical safety costs. The $2.1 million of costs related to MS incurred for the six months ended June 30, 2022 consisted primarily of $1.4 million of chemistry and compound characterization costs, $0.3 million of preclinical safety costs, and $0.1 million of drug development and manufacturing costs.

The $11.4 million of platform development, early-stage research and unallocated expenses incurred for the six months ended June 30, 2023, consisted primarily of $7.6 million in employee-related costs, including $1.0 million of stock-based compensation expense, and $2.5 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $5.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to a decrease of $3.8 million in employee-related costs, including salary, bonus, and stock-based compensation costs, as a result of the reductions in force implemented in April 2022 and February 2023, as well as a $0.9 million decrease in facility-related costs due to a combination of reduced headcount and the initiation of cost sharing with our sublessee in connection with our sublease.

General and administrative expenses

The $16.4 million of general and administrative expenses for the six months ended June 30, 2023 consisted primarily of $9.6 million in employee-related costs, including $5.3 million of stock-based compensation, $2.8 million in facility-related costs, $3.5 million in professional services costs, and $0.5 million in depreciation expense. General and administrative expenses decreased by $1.1 million from the six months ended June 30, 2022 due primarily to a $1.4 million decrease in employee-related costs as a result of the reductions in force implemented in April 2022 and February 2023, partially offset by increases in professional services costs, primarily due to legal fees.

Interest income

Interest income was $0.9 million for the six months ended June 30, 2023 compared to interest income of $0.5 million for the six months ended June 30, 2022. This increase is due to the changes in investment balances from the previous year.

Interest expense

Interest expense was $0.3 million for the six months ended June 30, 2023 compared to interest expense of $0.4 million for the six months ended June 30, 2022. The decrease is due to the loan prepayment in April 2023.

Other income, net

Other income, net was $1.4 million for the six months ended June 30, 2023 as compared to other expense, net of $0.3 million for the six months ended June 30, 2023. This increase is due to the sublease income generated in the six months ended June 30, 2022.

Income tax

Income tax was $29 thousand for the six months ended June 30, 2023 as compared to income tax of $14 thousand for the six months ended June 30, 2022.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $46.5 million as of June 30, 2023.

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

On May 31, 2023, we announced a reduction in force of approximately 55% of our workforce. This reduction in force was to better align our workforce with the needs of our business. The total costs related to this reduction in force are approximately $1.1 million in research and development expense and $22 thousand in general and administrative expense, primarily related to severance costs and related expenses.

On July 14, 2023, we entered into the Merger Agreement. Following the Merger, the business of Korro Bio will be the business of the combined company, and we do not expect any further development of our product candidates or programs.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(22,556)	$(30,821)
Net cash provided by (used in) investing activities	24,710	(6,641)
Net cash (used in) provided by financing activities	(14,135)	200
Decrease in cash and cash equivalents	$(11,981)	$(37,262)

Cash flows for the six months ended June 30, 2023

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $22.6 million, consisting of a net loss of $30.3 million. In addition, we had non-cash charges of $8.9 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash gain on investments. Net cash used in operating activities was also impacted by a net $1.1 million decrease in operating assets and liabilities, including a $2.5 million decrease in prepaid expenses and other current assets, a $1.0 million decrease in lease liabilities, a $0.8 million decrease in accrued expenses, and a $1.8 million decrease in accounts payable.

The decrease in net cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $14.3 million decrease in net loss. This decrease was partially offset by a

$3.5 million decrease in stock based compensation expense and various changes in operating assets and liabilities year over year.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $24.7 million, which was primarily attributable to $26.8 million in redemptions of marketable securities, partially offset by $2.0 million purchases of marketable securities.

The increase in net cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $36.1 million decrease in the purchase of marketable securities partially offset by a $4.7 million decrease in redemptions of marketable securities.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2023 was $14.1 million, primarily attributable to term loan repayments. This represents an increase in net cash used in financing activities when compared to the six months ended June 30, 2022 as no such repayments were made in the six months ended June 30, 2022.

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

Funding requirements

Following the Merger, the business of Korro Bio will be the business of the combined company, and we do not expect any further development of our product candidates or programs that would require additional funding. The funding requirements of the combined company will reflect the funding requirements for the development of Korro Bio’s product candidates and programs. A discussion of Korro Bio’s funding requirements can be found in the section titled “Korro Bio Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding Requirements” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 27, 2023.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15, “Commitments and contingencies – Legal Contingencies”, for more information.

Item 1A. Risk Factors.

The risk factors set forth under the caption “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on July 27, 2023 (File No. 333-273490) are incorporated by reference in this section.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Not applicable.
b)
Not applicable.
c)
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1^	Agreement and Plan of Merger, dated July 14, 2023, by and among Frequency Therapeutics, Inc., Frequency Merger Sub, Inc., and Korro Bio, Inc.	8-K	001-39062	2.1	7/14/23

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Amendment to Letter Agreement by and between Frequency Therapeutics, Inc. and Richard Mitrano, dated June 1, 2023.	8-K	001-39062	10.1	6/6/23

10.2	Form of Support Agreement by and between Frequency Therapeutics, Inc. and certain stockholders of Korro Bio, Inc.	8-K	001-39062	10.1	7/14/23

10.3	Form of Support Agreement by and between Korro Bio, Inc. and certain stockholders of Frequency Therapeutics, Inc.	8-K	001-39062	10.1	7/14/23

10.4	Form of Support Agreement by and between Korro Bio, Inc. directors, officers and certain stockholders of Korro Bio, Inc.	8-K	001-39062	10.1	7/14/23

10.5	Form of Support Agreement by and between Korro Bio, Inc. and directors and officers of Frequency Therapeutics, Inc.	8-K	001-39062	10.1	7/14/23

10.6	Form of CVR Agreement.	8-K	001-39062	10.1	7/14/23

10.7	Separation Agreement, dated as of July 28, 2023, by and between Frequency Therapeutics, Inc. and Christopher Loose	8-K	001-39062	10.1	7/14/23

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Vice President of Finance and Operations					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Vice President of Finance and Operations					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	***

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.	***

* Filed herewith

** Furnished herewith

*** Submitted electronically herewith

^ Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: August 10, 2023	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)