Form 10-Q
period 2023-09-30
Frequency Therapeutics, Inc.
filed 2023-11-02
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 36,926,285 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frequency Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,723	$51,954
Short-term marketable securities	—	31,143
Prepaid expenses and other current assets	423	4,396
Assets held for sale	354	—
Total current assets	42,500	87,493
Property and equipment, net	543	2,739
Right of use assets	1,339	28,980
Restricted cash	1,967	1,699
Other long-term assets	—	327
Total assets	$46,349	$121,238
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$338	$3,114
Accrued expenses	7,847	5,891
Lease liabilities, current portion	1,427	2,021
Term loan, current portion	—	10,000
Total current liabilities	9,612	21,026
Lease liabilities, net of current portion	—	26,761
Term loan, net of current portion	—	4,167
Other long-term liabilities	—	89
Total liabilities	9,612	52,043
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,926,285 and 35,262,083 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	37	35
Additional paid-in capital	340,308	331,023
Accumulated other comprehensive gain (loss)	10	(198)
Accumulated deficit	(303,618)	(261,665)
Total stockholders’ equity	36,737	69,195
Total liabilities and stockholders’ equity	$46,349	$121,238

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,560	$11,715	$18,509	$38,769
General and administrative	10,105	8,560	26,498	26,037
Total operating expenses	12,665	20,275	45,007	64,806
Loss from operations	(12,665)	(20,275)	(45,007)	(64,806)
Interest income	448	351	1,317	871
Interest expense	—	(263)	(284)	(649)
Other income, net	596	617	2,043	357
Loss before income taxes	(11,621)	(19,570)	(41,931)	(64,227)
Income tax	7	23	(22)	9
Net loss	$(11,614)	$(19,547)	$(41,953)	$(64,218)
Net loss per share attributable to common stockholders-basic and diluted	$(0.31)	$(0.55)	$(1.17)	$(1.83)
Weighted-average shares of common stock outstanding-basic and diluted	36,922,236	35,247,680	36,005,269	35,013,189

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,614)	$(19,547)	$(41,953)	$(64,218)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities and money market funds	16	16	208	(314)
Total other comprehensive gain (loss)	16	16	208	(314)
Comprehensive loss	$(11,598)	$(19,531)	$(41,745)	$(64,532)

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance, June 30, 2022	34,976,409	$35	$320,966	$(392)	$(224,756)	$95,853
Stock-based compensation expense	-	-	5,595	-	-	5,595
Purchase of common stock under Employee Stock Purchase Plan	44,774	-	57	-	-	57
Issuance of common stock, net	200	-	(1)	-	-	(1)
Issuance of common stock pursuant to restricted stock units	240,850	-	-	-	-	-
Other comprehensive gain	-	-	-	16	-	16
Net loss	-	-	-	-	(19,547)	(19,547)
Balance, September 30, 2022	35,262,233	$35	$326,617	$(376)	$(244,303)	$81,973

Balance, June 30, 2023	35,963,706	$36	$337,382	$(6)	$(292,004)	$45,408
Stock-based compensation expense	-	-	2,925	-	-	2,925
Purchase of common stock under Employee Stock Purchase Plan	6,329	-	2	-	-	2
Issuance of common stock pursuant to restricted stock units	956,250	1	(1)	-	-	-
Other comprehensive gain	-	-	-	16	-	16
Net loss	-	-	-	-	(11,614)	(11,614)
Balance, September 30, 2023	36,926,285	$37	$340,308	$10	$(303,618)	$36,737

	Common shares issued	Common par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2021	34,611,213	$35	$310,936	$(62)	$(180,085)	$130,824
Stock-based compensation expense	-	-	15,425	-	-	15,425
Purchase of common stock under Employee Stock Purchase Plan	76,606	-	196	-	-	196
Issuance of common stock, net	22,964	-	61	-	-	61
Issuance of common stock pursuant to restricted stock units	551,450	-	(1)	-	-	(1)
Other comprehensive loss	-	-	-	(314)	-	(314)
Net loss	-	-	-	-	(64,218)	(64,218)
Balance, September 30, 2022	35,262,233	35	326,617	(376)	(244,303)	81,973

Balance, December 31, 2022	35,262,083	$35	$331,023	$(198)	$(261,665)	$69,195
Stock-based compensation expense	-	-	9,253	-	-	9,253
Purchase of common stock under Employee Stock Purchase Plan	31,083	-	33	-	-	33
Issuance of common stock, net	2,969	-	-	-	-	-
Issuance of common stock pursuant to restricted stock units	1,630,150	2	(1)	-	-	1
Other comprehensive gain	-	-	-	208	-	208
Net loss	-	-	-	-	(41,953)	(41,953)
Balance, September 30, 2023	36,926,285	$37	$340,308	$10	$(303,618)	$36,737

See accompanying notes.

Frequency Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,953)	$(64,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,253	15,425
Depreciation expense	1,879	2,094
Non-cash lease expense	1,901	1,763
Non-cash interest (income) expense	(214)	421
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,973	3,193
Accounts payable	(2,776)	459
Lease liabilities	(1,615)	(1,359)
Accrued expenses	2,194	(396)
Net cash used in operating activities	(27,358)	(42,618)
Cash flows from investing activities:
Sale of property and equipment	63	18
Purchase of property and equipment	(100)	—
Purchase of marketable securities	(1,978)	(46,914)
Redemption of marketable securities	33,543	53,469
Net cash provided by investing activities	31,528	6,573
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1	60
Proceeds from Employee Stock Purchase Plan	33	196
Repayment of Term Loan	(14,167)	—
Net cash (used in) provided by financing activities	(14,133)	256
Net decrease in cash, cash equivalents and restricted cash	(9,963)	(35,789)
Cash, cash equivalents, and restricted cash at beginning of period	53,653	81,334
Cash, cash equivalents, and restricted cash at end of period	$43,690	$45,545
Non-cash items:
Reduction of right of use assets	$25,740	$—
Reduction of lease liabilities	$25,470	$—

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

Liquidity and capital resources

The Company has funded its operations primarily with proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. The Company has incurred recurring losses since its inception. In addition, as of September 30, 2023, the Company had an accumulated deficit of $303,618. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. The Company believes that existing resources and the cost savings generated from the restructuring and reduction in force announced in February and May 2023, respectively, will be sufficient to fund planned operations for at least twelve months from the date the financial statements were available to be issued.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2023 and the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and

2022, and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

3. Fair value measurements

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2023 and December 31, 2022 are summarized as follows:

September 30, 2023
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	35,299
Investments:
Short-term marketable securities	Level 2	—
$35,299

	December 31, 2022
	Fair Value	Fair Market
	Hierarchy	Value
Cash equivalents:
Money market funds	Level 1	30,649
Investments:
Short-term marketable securities	Level 2	31,143
		$61,792

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable, accrued expenses, other liabilities, and term loan are shown at their historical values which approximate their fair values.

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The FDIC then reopened SVB as Silicon Valley Bridge Bank, N.A. (SVBB). At September 30, 2023, SVBB holds the Company’s sweep account and one of the Company's deposit accounts. The Company continues to decrease the balances held by SVBB.

4. Investments

The Company did not hold any investments at September 30, 2023. The following table summarizes the Company's investments at December 31, 2022, all of which are classified as available-for-sale and recorded at fair value:

	December 31, 2022
	Amortization	Unrealized	Fair Market
	Cost	Loss	Value
Short-term marketable securities	31,280	(317)	31,143
	$31,280	$(317)	$31,143

The Company's short-term marketable securities were held in investment advisory accounts with SVB Asset Management (SAM). On March 27, 2023, following the closure of SVB, SAM's former parent company, and the creation of SVBB, the FDIC entered into a purchase and assumption agreement for certain assets of SVBB with First-Citizens Bank & Trust Company (FCB). As a result of this transaction, SAM became a wholly owned subsidiary of FCB. As of September 30, 2023, the Company does not hold any short-term marketable securities.

The Company determines the appropriate classification of investments at the time of purchase and reviews any investment when its fair value is less than its amortized cost and when evidence indicates that the investment’s carrying amount is not recoverable within a reasonable period of time. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the investment is compared to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to a credit loss is recognized in other comprehensive (loss) income. The unrealized losses at September 30, 2023 and December 31, 2022 were attributable to changes in interest rates and do not represent credit losses.

At September 30, 2023, the Company did not own any debt securities. At December 31, 2022, the Company held 14 debt securities that were in an unrealized loss position. The Company does not sell the investments before recovery of their amortized cost bases, which may be at maturity. The following tables summarize the Company's debt securities in an unrealized loss position, aggregated by length of time in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Short-term marketable securities in unrealized loss position	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)
	$17,303	$(78)	$9,927	$(135)	$27,230	$(213)

5. Property and equipment

Property and equipment include the following:

	September 30,	December 31,
	2023	2022
Lab equipment	$101	$5,706
Furniture and office equipment	3,238	3,238
Software	291	291
Total	3,630	9,235
Accumulated depreciation	(3,087)	(6,496)
Property and equipment, net	$543	$2,739

The Company recognized $385 and $1,879 and $679 and $2,094 of depreciation expense for the three and nine months ended September 30, 2023 and 2022, respectively.

In connection with the Agreement and Plan of Merger with Korro Bio, Inc., the Company classified certain lab equipment as held for sale in September 2023. The carrying value of the lab equipment at September 30, 2023 has been removed from property and equipment, net and is presented as assets held for sale of $354 within current assets on the consolidated balance sheets. The Company anticipates the items classified as held for sale to be disposed of in October 2023.

6. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Payroll and employee related expenses	$1,868	$4,216
Professional fees	3,895	377
Third-party research and development expenses	29	773
Legal settlements	1,675	—
Other	380	525
Total	$7,847	$5,891

7. Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank for a term loan with a principal balance of $15,000. The Company made monthly interest only payments through November 30, 2022. The principal balance and interest were to be repaid in equal monthly installments after the interest only period and continue through May 1, 2024 (Loan Maturity Date). On April 3, 2023, the Company prepaid the remaining $11,667 due under the Loan Agreement. As such, there was no interest expense for the three months ended September 30, 2023. Interest expense related to the Loan Agreement was $284 for the nine months ended September 30, 2023 and $263 and $649 for the three and nine months ended September 30, 2022, respectively.

The final payment of $150, which the Company had been accruing over the term of the loan, was also paid on April 3, 2023. The Company was not subject to any prepayment premium as the prepayment occurred after the second anniversary of the closing date.

8. Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2023 and 2022 since all potential shares of common stock instruments are anti-dilutive as a result of the loss for such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(11,614)	$(19,547)	$(41,953)	$(64,218)
Denominator:
Weighted-average shares of common stock outstanding- basic and diluted	36,922,236	35,247,680	36,005,269	35,013,189
Net loss per share attributable to common stockholders- basic and diluted	$(0.31)	$(0.55)	$(1.17)	$(1.83)

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Nine Months Ended September 30,
	2023	2022
Unvested restricted stock units	1,930,150	3,101,650
Outstanding stock options	4,662,721	5,753,361
Total	6,592,871	8,855,011

9. Stockholders’ equity

Preferred stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock of which no shares were issued or outstanding as of September 30, 2023.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock of which there were 36,926,285 and 35,262,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Common shares are voting, and dividends may be paid when, as and if declared by the Board of Directors.

The Company has reserved the following shares of common stock for future issuance as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Stock options outstanding	4,662,721	5,742,053
Shares available for future grant under incentive plans	3,016,412	988,216
	7,679,133	6,730,269

Equity Offerings

On December 10, 2021, the Company entered into an Equity Distribution Agreement (the Sales Agreement) with Oppenheimer & Co. Inc. (the Sales Agent) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $125,000, from time to time, through an “at the market” equity offering program.

During the nine months ended September 30, 2022, the Company sold 12,767 shares of common stock under the ATM program for net proceeds of approximately $50. No shares were sold during the three or nine months ended September 30, 2023. On September 26, 2023, the Company's ATM was terminated.

10. Stock-based compensation

Stock options

The below summary includes stock option activity within the Company’s 2014 Stock Incentive Plan and 2019 Incentive Award Plan for the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	in Plans	price	(in years)	value
Outstanding as of December 31, 2022	5,742,053	$2.35	6.69	$9,114
Granted	27,350	4.66	4.66	—
Exercised	(2,969)	0.07	—	$1
Forfeited	(1,103,713)	2.45	—	—
Outstanding as of September 30, 2023	4,662,721	$2.34	6.20	$3
Options exercisable as of September 30, 2023	4,324,933	$2.35	5.92	$3
Options unvested as of September 30, 2023	337,788	$2.23	7.28	$—

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

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $0 and $3.58, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $1.40 and $1.60, respectively.

The total grant date fair value of options vested during the three and nine months ended September 30, 2023 was $2,171 and $6,672, respectively. The total grant date fair value of options vested during the three and nine months ended September 30, 2022 was $3,100 and $11,390, respectively.

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

The option repricing resulted in incremental stock-based compensation of $2,505, of which $179 and $518 was recorded as expense in the three and nine months ended September 30, 2023, respectively. At September 30, 2023, $357 incremental expense remains which will be recognized as expense over the requisite service period in which the options vest.

Restricted stock units

The below summary includes restricted stock unit activity within the Company's 2019 Incentive Award Plan for the nine months ended September 30, 2023:

	Number of shares	Weighted average fair value
Unvested, December 31, 2022	3,101,650	$2.51
Awarded	1,666,340	4.78
Vested	(1,630,150)	2.91
Forfeited	(1,207,690)	3.58
Unvested as of September 30, 2023	1,930,150	$3.47

Stock-based compensation

The Company recognized stock-based compensation within the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$750	$2,095	$1,760	$5,994
General and administrative	2,175	3,500	7,493	9,431
Total	$2,925	$5,595	$9,253	$15,425

As of September 30, 2023, total unrecognized stock-based compensation expense relating to unvested stock options and restricted stock units was $9,454. This amount is expected to be recognized over a weighted-average period of 1.52 years.

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

31,832 shares were purchased under the ESPP in January 2022 related to the second offering period of 2021, which concluded on December 31, 2021. 24,754 shares were purchased in January 2023 related to the second offering period of 2022, which concluded on December 31, 2022. 6,329 shares were purchased in July 2023 related to the first offering period of 2023, which concluded on June 30, 2023. As of September 30, 2023, a total of 1,547,065 shares remain available for future issuance under the ESPP.

12. Income taxes

The Company’s total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on the Company’s deferred tax assets. The income tax expense for the three and nine months ended September 30, 2023 and 2022 represents state taxes on interest income earned by the Company’s subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at September 30, 2023 and December 31, 2022 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its cumulative loss position.

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

The Astellas Agreement contained joint research and development activities that were not within the scope of ASC 606. The Company invoiced Astellas for all joint costs. In the three and nine months ended September 30, 2023 and 2022, the Company invoiced Astellas $0 and $81 and $36 and $337, respectively, for joint costs.

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

On March 29, 2023, the Company sent CALIBR a notice stating that the Company would be terminating the CALIBR License Agreement in 30 days’ time. On April 28, 2023 the CALIBR License Agreement was terminated. The Company is not subject to any payments or costs as a result of this termination.

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

On February 21, 2023, the Company sent MEE a notice stating that the Company would be terminating the MEE License Agreement in 30 business days’ time. On April 4, 2023, the MEE License Agreement was terminated. The Company is not subject to any payments or costs as a result of this termination.

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

The Company leases office space in Lexington, Massachusetts. On August 11, 2023, the Company entered into a termination agreement under which its operating lease will terminate on January 31, 2024. In connection with the termination agreement, the Company reduced the right of use asset and lease liabilities to reflect the remaining lease term. The $1,699 security deposit for this lease is classified as restricted cash as of September 30, 2023. The Company has standard indemnification arrangements under this lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the lease.

As of September 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Company and the Company’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl LeBel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. On March 29, 2023, the Company’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. The Company filed its response brief on October 27, 2023. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2023.

On June 21, 2022, the Delaware Chancery Court dismissed a lawsuit brought by two purported stockholders against the Company and others. For previously reported information on this lawsuit, refer to Part I, Item 3, "Legal Proceedings" of the Company's 2021 Form 10-K. On August 16, 2022, these same two purported stockholders of the Company filed a similar lawsuit in Delaware Superior Court against (i) the Company, (ii) Computershare Inc., and (iii) Computershare Trust Company, N.A., entitled The Gregory J. Parseghian Revocable Trust, et al. v. Frequency Therapeutics, Inc., et al. The lawsuit alleges causes of action against the Company for breach of the statutory duty of care, negligence, conversion, and unjust enrichment, based on allegations that actions were taken to prevent the purported stockholders from selling their shares in the Company. The Company filed a motion to dismiss the complaint on November 14, 2022. On May 18, 2023, the Court issued an order granting in part and denying in part the Company’s motion, dismissing the claims for breach of the statutory duty of care and unjust enrichment but leaving the remaining claims intact. On October 31, 2023, the parties reached an agreement to resolve all issues related to or arising from the allegations in the lawsuit. The Company agreed to pay $1,675 to the two purported stockholders in exchange for a release of all claims. This payment is accrued as of September 30, 2023.

On June 30, 2022, a purported stockholder of the Company filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, entitled Dewey v. Cohen et. al. The complaint alleges (i) violations of Section 10(b) and Rule 10b5 of the Exchange Act, (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) unjust enrichment, and (v) waste of corporate assets. The claims are based on the same underlying allegations as the Quinones case (described above). The complaint seeks, among other things, monetary damages, interest, attorneys’ fees and costs. On September 27, 2022, this lawsuit was stayed pending final resolution of the Quinones case. This matter was voluntarily dismissed by the plaintiff on October 17, 2023.

16. Sublease

On July 8, 2022, the Company entered into a Sublease Agreement with a sublessee to sublease approximately 30,040 rentable square feet of the Company's office space in Lexington, MA for a two-year term. The base sublease rent per month for the first and second year of the sublease is $197 and $203, respectively. In addition to base rent, the sublessee will pay 49% of operating costs and taxes payable under the Company's lease for the Lexington, MA office space. On August 11, 2023 the Company entered into a Sublease Termination Agreement with the sublessee, pursuant to which the parties agreed to terminate the Sublease Agreement on January 31, 2024. The Company is not subject to any payments or costs as a result of the termination.

Since commencement, the Company has accounted for the Lexington, MA office space as an operating lease. In accordance with ASC 842, the Company concluded the sublease is also an operating lease. The Company recognized sublease income of $580 and $1,766 for the three and nine months ended September 30, 2023. The below table shows the expected future sublease income as of September 30, 2023.

Years Ending December 31,	Sublease Income
2023	574
2024	191
Total future sublease income	765

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

In the nine months ended September 30, 2023, the Company incurred $4,329 in restructuring-related expenses. The total restructuring charges consist of accelerated depreciation expense of $360, accelerated hearing program expense of $129, and severance and other benefit-related costs of $3,840.

During the nine months ended September 30, 2023, the following restructuring-related charges were included in the Consolidated Statement of Operations:

	Severance and other benefit-related costs	Accelerated depreciation charges	Accelerated hearing program charges	Total
Research and development	$2,138	$360	$129	$2,627
General and administrative	1,702	—	—	1,702
Total	$3,840	$360	$129	$4,329

At September 30, 2023, the liability for the restructuring is classified as current and included in accrued expenses in the Consolidated Balance Sheets.

	Accelerated hearing program charges	Severance and other benefit-related costs	Total
Liability balance as of December 31, 2022	$-	$-	$-
Net charges	6	916	922
Liability balance as of September 30, 2023	$6	$916	$922

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

On August 11, 2023, we entered into a lease termination agreement with our landlord to terminate the lease for our Lexington, MA office on January 31, 2024. Also on August 11, 2023, we entered into a sublease termination agreement with our sublessee to terminate the sublease of our Lexington, MA office on January 31, 2024. We are not subject to any payments or costs pursuant to the lease or sublease termination agreements.

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

Since inception, we have incurred significant operating losses and have not generated any revenue from the sale of products. Our net losses were $11.6 million, $42.0 million and $81.6 million for the three and nine months ended September 30, 2023 and year ended December 31, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $303.6 million.

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

Massachusetts Institute of Technology

In December 2016, we entered into an Exclusive Patent License Agreement, or the MIT License, with the Massachusetts Institute of Technology, or MIT, under which we received an exclusive, worldwide, royalty-bearing license to certain patent rights to develop, make, have made, use, sell, offer to sell, lease, and import products and to develop and perform processes that incorporate the licensed technology for the treatment of disease, including but not limited to the prevention and remediation of hearing loss. We were required to pay certain annual license maintenance fees ranging from $30 thousand to $0.1 million to MIT under the MIT License. On July 6, 2023, the MIT License Agreement was terminated. We are not subject to any payments or costs as a result of this termination.

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

Income taxes

Our total provision is based on the United States statutory rate of 21%, increased by state taxes and reduced by a full valuation allowance on our deferred tax assets. The income tax expense for the three and nine months ended September 30, 2023 and 2022 represents state taxes on interest income earned by our subsidiary, Frequency Therapeutics Securities Corporation, a Massachusetts Securities Corporation.

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

Results of operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	$2,560	$11,715	$(9,155)
General and administrative	10,105	8,560	1,545
Total operating expenses	12,665	20,275	(7,610)
Loss from operations	(12,665)	(20,275)	7,610
Interest income	448	351	97
Interest expense	-	(263)	263
Other income, net	596	617	(21)
Loss before income taxes	(11,621)	(19,570)	7,949
Income tax	7	23	(16)
Net loss	$(11,614)	$(19,547)	$7,933

Research and development expenses

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$—	$2,922	$(2,922)
FX-345	—	1,011	(1,011)
Multiple Sclerosis	175	1,128	(953)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,607	4,431	(2,824)
Laboratory supplies	2	49	(47)
Outsourced research and development	7	67	(60)
Facility-related costs	615	1,523	(908)
Depreciation and amortization	119	392	(273)
Other research and development costs	35	192	(157)
Platform development, early-stage research and unallocated expenses total	2,385	6,654	(4,269)
Total research and development expenses	$2,560	$11,715	$(9,155)

There were no costs incurred related to FX-322 for the three months ended September 30, 2023 as the program was discontinued in the first quarter of 2023 and all remaining expense was accelerated at that time. The $3.0 million of costs related to FX-322 incurred for the three months ended September 30, 2022 consisted primarily of $2.7 million of clinical costs associated with trials, including the Phase 2b clinical trial (FX-322-208), and $0.1 million of drug development and manufacturing costs.

There were no costs incurred related to FX-345 for the three months ended September 30, 2023 as the program was discontinued in the first quarter of 2023 and all remaining expense was accelerated at that time. The $1.0 million of costs related to FX-345 incurred for the three months ended September 30, 2022 consisted primarily of $0.6 million of clinical costs associated with the Phase 1b trial and $0.4 million of drug development and manufacturing costs.

The $0.2 million of costs related to the MS development program incurred for the three months ended September 30, 2023 consisted primarily of clinical and regulatory costs. The $1.1 million of costs related to the MS development program incurred for the three months ended September 30, 2022 consisted primarily of $0.8 million of chemistry and compound characterization costs and $0.2 million of drug development costs.

The $2.4 million of platform development, early-stage research and unallocated expenses incurred for the three months ended September 30, 2023, consisted primarily of $1.6 million in employee-related costs, including $0.8 million of stock-based compensation expense, and $0.6 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $4.3 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to a decrease of $2.8 million in employee-related costs, including salary, bonus, and stock-based compensation costs, as a result of the reductions in force implemented in April 2022 and February 2023, as well as a $0.9 million decrease in facility-related costs due to a combination of reduced headcount and the initiation of cost sharing with our sublessee in connection with our sublease.

General and administrative expenses

The $10.1 million of general and administrative expenses for the three months ended September 30, 2023 consisted primarily of $2.9 million in employee-related costs, including $2.2 million of stock-based compensation, $1.5 million in facility-related costs, $5.4 million in professional services costs, and $0.3 million in depreciation expense. General and administrative expenses increased by $1.5 million from the three months ended September 30, 2022 due primarily to an increase in professional service fees, particularly legal fees.

Interest income

Interest income was $0.4 million for the three months ended September 30, 2023 and 2022.

Interest expense

There was no interest expense for the three months ended September 30, 2023 compared to interest expense of $0.3 million for the three months ended September 30, 2022. The decrease is due to the loan prepayment in April 2023.

Other income, net

Other income, net was $0.6 million for the three months ended September 30, 2023 and 2022.

Income tax

Income tax benefit was $7 thousand for the three months ended September 30, 2023 as compared to income tax benefit of $23 thousand for the three months ended September 30, 2022.

Results of operations

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating expenses:
Research and development	$18,509	$38,769	$(20,260)
General and administrative	26,498	26,037	461
Total operating expenses	45,007	64,806	(19,799)
Loss from operations	(45,007)	(64,806)	19,799
Interest income	1,317	871	446
Interest expense	(284)	(649)	365
Other income, net	2,043	357	1,686
Loss before income taxes	(41,931)	(64,227)	22,296
Income tax	(22)	9	(31)
Net loss	$(41,953)	$(64,218)	$22,265

Research and development expenses

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Direct research and development expenses by therapeutic area and product candidate:
FX-322	$1,081	$8,583	$(7,502)
FX-345	647	3,493	(2,846)
Multiple Sclerosis	2,956	3,194	(238)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	9,206	15,834	(6,628)
Laboratory supplies	74	223	(149)
Outsourced research and development	73	620	(547)
Facility-related costs	3,151	4,934	(1,783)
Depreciation and amortization	1,079	1,233	(154)
Other research and development costs	242	655	(413)
Platform development, early-stage research and unallocated expenses total	13,825	23,499	(9,674)
Total research and development expenses	$18,509	$38,769	$(20,260)

The $1.1 million of costs related to FX-322 incurred for the nine months ended September 30, 2023 consisted of clinical costs associated with the Phase 2b clinical trial (FX-322-208) which concluded in the first quarter 2023. The $8.6 million of costs related to FX-322 incurred for the nine months ended September 30, 2022 consisted primarily of $7.8 million of clinical costs associated with clinical trials, including the Phase 2b clinical trial (FX-322-208), and $0.5 million of drug development and manufacturing costs.

The $0.6 million of costs related to FX-345 incurred for the nine months ended September 30, 2023 consisted of clinical trial costs associated with the planned Phase 1b trial (FX-345-101), which was discontinued in the first quarter of 2023. The $3.5 million of costs related to FX-345 incurred for the nine months ended September 30, 2022 consisted primarily of $2.4 million of drug development and manufacturing costs, $0.5 million in clinical trial costs associated with the Phase 1b trial, and $0.2 million in regulatory fees related to the investigational new drug filing.

The $3.0 million of costs related to the MS development program incurred for the nine months ended September 30, 2023 consisted primarily of $1.2 million of chemistry and compound characterization costs, $0.6 million of drug development and manufacturing costs, $0.2 million of clinical and regulatory costs, and $0.8 million of preclinical safety costs. The $3.2 million of costs related to the MS development program incurred for the nine months ended September 30, 2022 consisted primarily of $1.9 million of chemistry and compound characterization costs, $0.4 million of preclinical safety costs, and $0.3 million of drug development and manufacturing costs.

The $13.8 million of platform development, early-stage research and unallocated expenses incurred for the nine months ended September 30, 2023, consisted primarily of $9.2 million in employee-related costs, including $1.8 million of stock-based compensation expense, and $3.2 million in facility-related costs. The decrease in platform development, early-stage research and unallocated expenses of $9.7 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to a decrease of $6.6 million in employee-related costs, including salary, bonus, and stock-based compensation costs, as a result of the reductions in force implemented in April 2022 and February 2023, as well as a $1.8 million decrease in facility-related costs due to a combination of reduced headcount and the initiation of cost sharing with our sublessee in connection with our sublease.

General and administrative expenses

The $26.5 million of general and administrative expenses for the nine months ended September 30, 2023 consisted primarily of $12.4 million in employee-related costs, including $7.5 million of stock-based compensation, $4.3 million in facility-related costs, $9.0 million in professional services costs, and $0.8 million in depreciation expense. General and administrative expenses increased by $0.5 million from the nine months ended September 30, 2022 due primarily to an increase in professional service fees, particularly legal fees, partially offset by decreases in employee-related costs as a result of the reductions in force implemented in April 2022 and February 2023.

Interest income

Interest income was $1.3 million for the nine months ended September 30, 2023 compared to interest income of $0.9 million for the nine months ended September 30, 2022. This increase is due to the changes in investment balances from the previous year.

Interest expense

Interest expense was $0.3 million for the nine months ended September 30, 2023 compared to interest expense of $0.6 million for the nine months ended September 30, 2022. The decrease is due to the loan prepayment in April 2023.

Other income, net

Other income, net was $2.0 million for the nine months ended September 30, 2023 as compared to $0.4 million for the nine months ended September 30, 2023. This increase is due to the sublease income generated in the nine months ended September 30, 2023.

Income tax

Income tax expense was $22 thousand for the nine months ended September 30, 2023 as compared to income tax benefit of $9 thousand for the nine months ended September 30, 2022.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations primarily through proceeds from private and public securities financings, a term loan, and amounts received under a collaboration agreement. To date, we have raised approximately $378.3 million, including from grants and option exercises. Our cash, cash equivalents and marketable securities totaled $41.7 million as of September 30, 2023.

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

In December 2021, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or Oppenheimer, to sell shares of our common stock, having an aggregate offering price of up to $125.0 million, from time to time, through an “at the market” equity offering program under which Oppenheimer will act as sales agent and/or principal, or the ATM Program. During the year ended December 31, 2022, we sold 12,767 shares of common stock under the ATM Program for net proceeds of approximately $50 thousand and paid $2 thousand to Oppenheimer in sales agent fees. No shares of common stock have been sold under the ATM Program in 2023. On September 26, 2023, the ATM Program was terminated.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(27,358)	$(42,618)
Net cash provided by investing activities	31,528	6,573
Net cash (used in) provided by financing activities	(14,133)	256
Decrease in cash and cash equivalents	$(9,963)	$(35,789)

Cash flows for the nine months ended September 30, 2023

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $27.4 million, consisting of a net loss of $42.0 million. In addition, we had non-cash charges of $12.8 million for depreciation, stock-based compensation expense, non-cash lease expense, and non-cash gain on investments. Net cash used in operating activities was also impacted by changes in operating assets and liabilities, including a $4.0 million decrease prepaid expenses and other current assets, a

$2.8 million decrease in accounts payable, and a $1.6 million decrease in lease liabilities, partially offset by a $2.2 million increase in accrued expenses.

The decrease in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $22.3 million decrease in net loss. This decrease was partially offset by a $6.2 million decrease in stock based compensation expense and various changes in operating assets and liabilities year over year.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $31.5 million, which was primarily attributable to $33.5 million in redemptions of marketable securities, partially offset by $2.0 million purchases of marketable securities.

The increase in net cash provided by investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $45.0 million decrease in the purchase of marketable securities partially offset by a $19.9 million decrease in redemptions of marketable securities.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $14.1 million, primarily attributable to term loan repayments. This represents an increase in net cash used in financing activities when compared to the nine months ended September 30, 2022 as no such repayments were made in nine months ended September 30, 2022.

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

Funding requirements

Following the Merger, the business of Korro Bio will be the business of the combined company, and we do not expect any further development of our product candidates or programs that would require additional funding. The funding requirements of the combined company will reflect the funding requirements for the development of Korro Bio’s product candidates and programs. A discussion of Korro Bio’s funding requirements can be found in the section titled “Korro Bio Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding Requirements” in the prospectus filed pursuant to Rule 424(b)(3) of the Securities Act with the Securities and Exchange Commission on September 29, 2023.

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

Our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15, “Commitments and contingencies – Legal Contingencies”, for more information.

Item 1A. Risk Factors.

Except as set forth below, the risk factors set forth under the caption “Risk Factors” in our prospectus filed pursuant to Rule 424(b)(3) of the Securities Act with the SEC on September 29, 2023 (File No. 333-273490) are incorporated by reference in this section.

Risks related to Frequency’s financial position and need for additional capital

Frequency has incurred significant losses since inception and anticipates that Frequency will continue to incur losses for the foreseeable future. Frequency is not currently profitable, and Frequency may never achieve or sustain profitability. If Frequency is unable to achieve or sustain profitability, the market value of Frequency common stock will likely decline.

Frequency is a preclinical-stage biotechnology company with a limited operating history. As a result, Frequency is not profitable and has incurred significant losses since the formation. Frequency had net losses of $11.6 million, $42.0 million and $81.6 million for the three and nine months ended September 30, 2023 and year ended December 31, 2022, respectively. As of September 30, 2023, Frequency had an accumulated deficit of $303.6 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Frequency has not commercialized any products and has never generated revenue from the commercialization of any product. To date, Frequency has devoted most of its financial resources to licensing technologies and research and development, including its preclinical platform development activities and clinical trials.

Frequency expects to incur significant additional operating losses to advance any product candidate, including a potential therapeutic candidate for MS, through clinical development, clinical trials, regulatory approval and commercialization. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, Frequency is unable to accurately predict the timing or amount of increased expenses or when, or if, Frequency will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Frequency’s expenses will also increase substantially if Frequency:

• develops and commences clinical trials for any product candidate, including for its MS Program;

• expands its development programs based on its PCA approach;

• further develops its PCA approach;

• seeks regulatory approvals for any other product candidates;

• secures a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which Frequency obtains regulatory approval;

• establishes a sales, marketing and distribution infrastructure to commercialize any product candidates, if approved;

• maintains, expands, and protects its intellectual property portfolio; and

• acquires or in-licenses other product candidates or technologies.

Furthermore, Frequency’s ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “Risks related to development, clinical testing, manufacturing, and regulatory approval” and “Risks related to commercialization.” As a result, Frequency expects to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on Frequency’s stockholders’ equity and working capital. The amount of its future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenues. If Frequency is unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, Frequency will not achieve profitability. Even if Frequency successfully commercializes any product candidates, Frequency may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if Frequency does achieve profitability, Frequency may not be able to sustain profitability or meet outside expectations for its profitability. If Frequency is unable to achieve or sustain profitability or to meet outside expectations for its profitability, the value of Frequency common stock will be materially adversely affected.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1^	Agreement and Plan of Merger, dated July 14, 2023, by and among Frequency Therapeutics, Inc., Frequency Merger Sub, Inc., and Korro Bio, Inc.	8-K	001-39062	2.1	7/14/23

3.1	Restated Certificate of Incorporation of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	10/7/19

3.2	Amended and Restated Bylaws of Frequency Therapeutics, Inc.	8-K	001-39062	3.1	9/23/20

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 17, 2019	S-1	333-233652	4.2	9/6/19

10.1	Form of Support Agreement by and between Frequency Therapeutics, Inc. and certain stockholders of Korro Bio, Inc.	8-K	001-39062	10.1	7/14/23

10.2	Form of Support Agreement by and between Korro Bio, Inc. and certain stockholders of Frequency Therapeutics, Inc.	8-K	001-39062	10.1	7/14/23

10.3	Form of Lock-Up Agreement by and between Korro Bio, Inc. and directors, officers and certain stockholders of Korro Bio, Inc.	8-K	001-39062	10.1	7/14/23

10.4	Form of Lock-Up Agreement by and between Korro Bio, Inc. and directors and officers of Frequency Therapeutics, Inc.	8-K	001-39062	10.1	7/14/23

10.5	Form of CVR Agreement.	8-K	001-39062	10.1	7/14/23

10.6	Separation Agreement, dated as of July 28, 2023, by and between Frequency Therapeutics, Inc. and Christopher Loose	8-K	001-39062	10.1	7/31/23

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Vice President of Finance and Operations					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Vice President of Finance and Operations					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	***

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.	***

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

FREQUENCY THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ David L. Lucchino
David L. Lucchino
President and Chief Executive Officer (principal executive officer)

Date: November 2, 2023	By:	/s/ Richard Mitrano
Richard Mitrano
Vice President, Finance and Operations (principal financial officer and principal accounting officer)