Form 10-Q
period 2024-03-31
Korro Bio, Inc.
filed 2024-05-14
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-39062

Korro Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2324450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Kendall Square, Building 600-700, Suite 6-401 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 468-1999

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2024, the registrant had 9,272,987 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this annual report. We qualify all of our forward-looking statements by these cautionary statements.

ii

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$138,804	$166,150
Restricted cash	3,546	3,563
Prepaid expenses and other current assets	3,305	3,015
Total current assets	145,655	172,728
Property and equipment, net	20,509	15,665
Operating lease right-of-use assets	25,947	27,150
Restricted cash, net of current portion	3,406	3,406
Other non-current assets	2,468	2,714
Total assets	$197,985	$221,663
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,657	$7,280
Accrued expenses and other current liabilities	5,161	10,212
Operating lease liabilities, current portion	1,235	1,991
Total current liabilities	11,053	19,483
Operating lease liabilities, net of current portion	34,681	31,216
Other non-current liabilities	893	1,053
Total liabilities	46,627	51,752
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 8,022,463 shares and 8,016,516 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	353,912	352,908
Accumulated deficit	(202,562)	(183,005)
Total stockholders’ equity	151,358	169,911
Total liabilities and stockholders' equity	$197,985	$221,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$13,572	$14,694
General and administrative	7,881	5,392
Total operating expenses	21,453	20,086
Loss from operations	(21,453)	(20,086)
Other income:
Other income, net	1,913	481
Total other income, net	1,913	481
Loss before provision for income taxes	(19,540)	(19,605)
Provision for income taxes	(17)	—
Net loss and comprehensive loss	$(19,557)	$(19,605)
Net loss per share, basic and diluted	$(2.44)	$(72.20)
Weighted-average shares used in computing net loss per share, basic and diluted	8,019,626	271,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	—	—	—	—	—	—	—	—	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	865	—	—	865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	8,022,463	$8	$353,912	$—	$(202,562)	$151,358

Balance at December 31, 2022	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	223,417	$12,500	268,399	$—	$2,807	$(5)	$(101,833)	$(99,031)
Issuance of Series B-2 convertible preferred stock, net of issuance costs	—	—	—	—	—	—	813,239	45,458	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	—	—	—	—	—	—	292	—	6	—	—	6
Exercises of stock options	—	—	—	—	—	—	—	—	4,332		51	—	—	51
Vesting of restricted common stock	—	—	—	—	—	—	—	—	1,437	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	343	—	—	343
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,605)	(19,605)
Balance at March 31, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	274,460	$—	$3,207	$—	$(121,438)	$(118,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(19,557)	$(19,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	1,203	432
Stock-based compensation expense	865	349
Depreciation expense	726	809
Net amortization of premiums and discounts on investments	—	(68)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(290)	(341)
Accounts payable	(2,585)	549
Accrued expenses and other current liabilities	(5,048)	(1,117)
Operating lease liabilities	2,709	(695)
Other non-current assets	86	(2)
Net cash used in operating activities	(21,891)	(19,689)
Investing Activities:
Proceeds from maturities of investments	—	17,000
Purchases of property and equipment	(5,611)	(1,513)
Net cash provided by (used in) investing activities	(5,611)	15,487
Financing Activities:
Proceeds from Series B-2 convertible preferred stock, net of issuance costs	—	45,500
Proceeds from exercises of stock options	139	51
Other financing activities, net	—	(150)
Net cash provided by financing activities	139	45,401
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,363)	41,199
Cash, cash equivalents and restricted cash, beginning of period	173,119	41,477
Cash, cash equivalents and restricted cash, end of period	$145,756	82,676
Non-cash investing and financing activities:
Property and equipment capitalized under tenant improvement allowance	$2,555	$—
Purchases of property and equipment in accounts payable and accrued expenses	$1,942	$1,753
Financing costs in accounts payable and accrued expenses	$—	$42
Supplemental cash flow information:
Cash paid for income taxes	$17	$—
Cash paid for operating lease liabilities	$828	$744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Reverse Merger with Legacy Korro

On July 14, 2023, Frequency Merger Sub, Inc.(“Merger Sub”) a Delaware corporation, a wholly-owned subsidiary of Frequency Therapeutics, Inc. (“Frequency”), a Delaware corporation and Korro Bio Ops, Inc (“Legacy Korro”), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger was completed on November 3, 2023 (the “Merger” or the "Transaction"). In accordance with the Merger Agreement, the Merger Sub merged with and into Legacy Korro, with Legacy Korro surviving as a wholly-owned subsidiary of the Company. In connection with the completion of the Merger, the Company changed its name from Frequency Therapeutics, Inc. to Korro Bio, Inc. On November 6, 2023, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “KRRO”.

Except as otherwise indicated, references herein to the “Company,” or the “combined company”, refer to Korro Bio, Inc. on a post-merger basis, and the term “Legacy Korro” refers to the business of privately held Korro Bio Ops, Inc., (formerly known as Korro Bio, Inc.), prior to completion of the Merger. References to Frequency refer to Frequency Therapeutics, Inc. prior to completion of the Merger.

Concurrently with the execution and delivery of the Merger Agreement, Legacy Korro entered into a subscription agreement with a number of accredited investors. Immediately prior to consummation of the Merger, Legacy Korro issued and sold an aggregate of 42,176,255 shares of its common stock at a purchase price of approximately $2.78 per share, for an aggregate purchase price of approximately $117.3 million (the “Pre-Closing Financing”). Shares of Legacy Korro common stock issued pursuant to the Pre-Closing Financing were converted into shares of the Company’s common stock based on an exchange ratio (as defined below).

Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Legacy Korro preferred stock was converted into a share of Legacy Korro common stock, and then exchanged in the Merger for shares of Frequency common stock using an exchange ratio of 0.049688 (the “Exchange Ratio”).

At the effective time of the Merger, the Company issued (or reserved for issuance upon exercise of options assumed in the Merger) an aggregate of approximately 7,848,776 shares of its common stock to Legacy Korro securityholders (before eliminating fractions), calculated as provided in the Merger Agreement, (the “Exchange”), resulting in approximately 8,623,645 shares of its common stock being issued and outstanding on a fully diluted basis immediately following the effective time of the Merger. This number includes shares of the Company’s common stock that was issued upon vesting and settlement of certain outstanding equity awards at the effective time of the Merger. Immediately following the completion of the Merger, Frequency securityholders prior to the Merger owned approximately 9% of the outstanding shares of common stock on a fully diluted basis and Legacy Korro’s securityholders, including those securityholders who purchased shares in the Pre-Closing Financing, owned approximately 91% of the outstanding shares on a fully diluted basis. The Merger was intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "IRC").

Upon closing of the Merger, the Company assumed the Legacy Korro 2019 Stock Incentive Plan (the “Legacy Korro 2019 Plan”), and each outstanding and unexercised option to purchase Legacy Korro shares at such time, each of which converted into an option to purchase shares of the Company’s common stock, with necessary adjustments to the number of shares and exercise price to reflect the Exchange Ratio. In addition, upon the closing of the Merger, the Company assumed each outstanding and unexercised warrant to purchase Legacy Korro shares at such time, each of which converted into a warrant to purchase shares of the Company’s common stock, with necessary adjustments to the number of shares and exercise price to reflect the Exchange Ratio.

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

Reverse Stock Split and Exchange Ratio

In connection with, and prior to the completion of, the Merger, Frequency effected a 1-for-50 reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding Legacy Korro common stock, convertible preferred stock and options prior to the effective date of the Merger have been retroactively adjusted to reflect the Merger 0.049688 Exchange Ratio, which reflects the impact of the reverse stock split, for all periods presented.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash and cash equivalents as of March 31, 2024 of $138.8 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had an accumulated deficit of $202.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”)..

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include any normal recurring adjustments necessary for the fair presentation of the Company's financial position as of March 31, 2024 and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31,2023, and the notes thereto, included in the Company's 2023 Form 10-K.

The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2024, or any other interim periods, or any future year or period.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company's audited consolidated financial statements as of the year end December 31, 2023, and the notes thereto, which are included in the 2023 Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the 2023 Form 10-K.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to the fair value of the common stock prior to the effective date of the Merger; the fair value of the contingent value rights ("CVR") liability and the incremental borrowing rate for determining lease liabilities and right-of-use assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Recent Accounting Pronouncements—Yet to be Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In November 2023, the ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all public entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds, included in cash and cash equivalents	$135,062	$135,062	$—	$—
MS APA asset	$1,449	$—	$—	$1,449
Total financial assets	$136,511	$135,062	$—	$1,449

Financial liabilites:
CVR liability	$1,449	$—	$—	$1,449
Total financial liabilities	$1,449	$—	$—	$1,449

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds, included in cash and cash equivalents	$158,706	$158,706	$—	$—
MS APA asset	$1,448	$—	$—	$1,448
Total financial assets	$160,154	$158,706	$—	$1,448

Financial liabilites:
CVR liability	$1,448	$—	$—	$1,448
Total financial liabilities	$1,448	$—	$—	$1,448

As noted previously in Note 1, at the effective time of the Transaction, the Company entered into the CVR Agreement providing for the payment of certain contingent cash payments equal to the net amount of proceeds actually received by the Company or its subsidiaries after the end of each fiscal quarter following the first anniversary of the closing of the Transaction related to the disposition of assets related to Frequency’s former multiple sclerosis programs, with the time periods and subject to deductions as provided therein. The Company concluded that the CVR is a derivative liability and is accounted for at fair value, which was $1.4 million as of March 31, 2024 and December 31, 2023, of which $0.6 million and $0.4 million is included in accrued expenses and other current liabilities and the remaining $0.8 million and $1.0 million in other non-current liabilities in the consolidated balance sheet as of March 31, 2024 and December 31, 2023. Concurrently, the Company entered into the MS APA with Progentos, whereby Progentos acquired the rights, title and interest in certain assets related to the Company’s MS program. The MS APA included initial consideration of $0.5 million in proceeds that were settled through net cash at the Merger closing and will be entitled to future milestone payments of up to $17.5 million as well as a $0.7 million payment in the event of Progentos closing of an equity financing at or above a specified amount. The Company concluded that the MS APA is a derivative asset and is accounted for at fair value, which was $1.4 million as of March 31, 2024 and December 31, 2023, of which $0.6 million and $0.4 million is included in prepaid and other current assets and the remaining $0.8 million and $1.0 million in other long-term assets in the consolidated balance sheet as of March 31,2024 and December 31, 2023.

The fair value of the CVR liability and the MS APA are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the three months ended March 31, 2024 there was no change in the aggregate fair value of the CVR liability and MS APA asset. For the year ended December 31, 2023, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the three months ended March 31, 2024 or during the year ended December 31, 2023.

4. Restricted Cash

As of both March 31, 2024 and December 31, 2023, the Company maintained current restricted cash of $3.6 million and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$138,804	$166,150
Restricted cash	6,952	6,969
Cash, cash equivalents and restricted cash	$145,756	$173,119

5. Property and Equipment, Net

Property and equipment, net, as of March 31, 2024 and December 31, 2023 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	March 31, 2024	December 31, 2023
Laboratory equipment	5	$11,586	$11,187
Furniture and office equipment	4	481	481
Computer equipment	3	241	241
Leasehold improvements	Shorter of useful life or remaining lease term	3,356	3,356
Construction in progress		13,412	8,242
Total property and equipment, gross		29,076	23,507
Less: accumulated depreciation		(8,567)	(7,842)
Total property and equipment, net		$20,509	$15,665

As of March 31, 2024 and December 31, 2023, the Company had construction in progress of $13.4 million and $8.2 million, predominately related to laboratory equipment received but not yet installed and capitalizable costs related to the Company’s future corporate headquarters.

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 were comprised as follows (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$2,675	$7,896
External research and development services	1,577	1,255
Other operating expenses	140	447
CVR liability, current	556	395
Professional fees	213	219
Total accrued expenses and other current liabilities	$5,161	$10,212

7. Common Stock

At the closing of the Merger, the shares of Legacy Korro common stock were converted into shares of the Company's common stock based on the exchange ratio determined in the Merger Agreement.

As of March 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 per value per share. Prior to the Merger, the holders of Legacy Korro’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2024, no dividends had been declared.

As of March 31, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	March 31, 2024	December 31, 2023
Exercises of outstanding stock options	1,273,719	1,323,151
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	700,005	255,694
Future issuances under 2023 ESPP Plan	168,667	88,502
Total reserved for future issuance	2,150,440	1,675,396

8. Preferred Stock

As of March 31, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

Pursuant to the terms of the Merger Agreement, immediately prior to closing of the Merger, each share of Legacy Korro's Preferred Stock issued and outstanding immediately prior to the Closing of the Merger was converted into shares of Legacy Korro’s common stock, and then exchanged in the Merger for shares of the Company's common stock using an exchange ratio of 0.049688. The conversion was approved by greater than 66% of the then-outstanding shares of Preferred Stock, voting as a single class on an as-converted to common stock basis.

9. Stock-based Compensation

The Company grants stock-based awards under its 2023 Stock Option and Incentive Plan (the "2023 Plan"), which was approved by the Company’s stockholders in November 2023 and became effective in November 2023 in connection with completion of the Merger. The Company also has outstanding stock option awards under the "Legacy Korro 2019 Plan", the Frequency 2014 Stock Incentive Plan (the "2014 Plan"), the 2019 Incentive Award Plan (the "Frequency 2019 Plan"), but is no longer granting awards under these plans. The Company also has the option to grant awards under the 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was approved by the Company’s stockholders in November 2023 and became effective in November 2023 in connection with completion of the Merger.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$278	$90
General and administrative	587	259
Total stock-based compensation expense	$865	$349

Restricted Common Stock Activity

Prior to the adoption of the Legacy Korro 2019 Plan, Legacy Korro issued shares of restricted common stock to its founders as well as to certain employees. The restrictions on the common stock generally lapse over two to four years. In the event that a recipient ceases to provide service to Legacy Korro, Legacy Korro has the right to repurchase any unvested shares of restricted common stock at their original purchase price. As a result of this repurchase right, Legacy Korro recorded the issuance of such restricted common stock as a liability in the consolidated balance sheets. Amounts are reclassified to common stock at par and additional paid-in capital as the restricted common stock vests and restrictions lapse. As of December 31, 2023, all such restricted common stock was fully vested.

The aggregate fair value of Legacy Korro restricted common stock that vested during the three months ended March 31, 2024 and 2023, based upon the fair value of the underlying restricted common stock on the day of vesting, was $0 million and less than $0.1 million, respectively.

Stock Option Activity

The fair value of stock options granted during the three months ended March 31, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	3.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.1%	69.7%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $21.43 and $23.49 per share, respectively.

The following table summarizes changes in stock option activity during the three months ended March 31, 2024 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,323,151	$23.49	8.4	$36,310
Granted	24,926	$46.65
Exercised	(5,947)	$23.38
Forfeited	(32,174)	$18.09
Cancelled	(36,237)	$117.15
Outstanding as of March 31, 2024	1,273,719	$21.42	8.5	$85,695
Exercisable at March 31, 2024	434,915	$27.76	7.0	$25,584

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $0.1 million and $0 million, respectively.

As of March 31, 2024, there was unrecognized stock-based compensation expense related to unvested stock options of $9.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

10. Genevant Agreement

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

As of March 31, 2024, no milestones have been achieved and the Company has recorded payments to Genevant of $0.9 million and $2.5 million within research and development expense in the consolidated statement of operations during the three months ended March 31, 2024 and 2023, respectively.

11. Commitments and Contingencies

Leases

The Company is party to an operating lease at One Kendall Square, Cambridge, Massachusetts and occupies 22,561 square feet of laboratory and office space (the “OKS Facility”). On October 20, 2023, the Company entered into an amendment to the Lease Agreement that extended the lease expiration date from December 31, 2023 to September 30, 2024 and provided the Company with no option to further extend the lease expiration date. The Company is also party to an operating sublease agreement at Cummings Park in Woburn, Massachusetts and occupies 18,148 square feet of laboratory and office space (the “Cummings Park Sublease”), which expires on July 31, 2024.

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized $4.8 million of the $13.1 million tenant improvement allowance as of March 31, 2024. The lease has remaining term of approximately 10 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

Future minimum lease payments for all three leases, net of $8.3 million expected to be received and intended to be used related to the remaining tenant improvement allowance and rent credits associated with the 60 First Street Lease, as of March 31, 2024 were as follows (in thousands):

As of March 31, 2024
2024	(5,464)
2025	6,247
2026	7,341
2027	7,557
Thereafter	52,498
Total Future Minimum Leases Payments	68,179
Less: Interest	(32,263)
Present Value of Operating Lease Liabilities	35,916

As of March 31, 2024, the weighted average remaining lease term was 9.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,150	$481
Variable Lease Costs	359	258
Short-term Lease Costs	409	181
Total Lease Costs	$2,918	$920

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Frequency and the Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22,2021. The lawsuit sought, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29,2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. On March 29, 2023, the Company’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. The Company filed its opposition brief on October 27, 2023, and Plaintiff-Appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024, and has not yet issued a decision on plaintiff’s appeal. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss. Because an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of March 31, 2024.

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

12. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.2 million and $0.2 million of matching contributions to the 401(k) Plan during the three months ended March 31, 2024 and March 31, 2023, respectively.

13. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Legacy Korro Series Seed Preferred Stock	—	684,739
Legacy Korro Series A Preferred Stock	—	2,029,666
Legacy Korro Series B-1 Preferred Stock	—	1,104,178
Legacy Korro Series B-2 Preferred Stock	—	1,036,656
Unvested Legacy Korro restricted common stock	—	1,465
Outstanding options to purchase common stock	1,273,719	552,600
Outstanding Legacy Korro warrant	8,049	8,049
Total	1,281,768	5,417,353

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding. The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(19,557)	$(19,605)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	8,019,626	271,522
Net loss per share, basic and diluted	$(2.44)	$(72.20)

14. Subsequent Events

On April 17, 2024, the Company entered into a subscription agreement with certain new and existing accredited investors to issue and sell an aggregate of 1,249,283 shares of its common stock in a private placement ("PIPE") that resulted in gross proceeds of approximately $70.0 million, before deducting placement agent fees and estimated offering expenses. The PIPE closed on April 22, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the heading “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Cautionary Statement Regarding Forward-Looking Statements.”

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

The versatility of RNA editing combined with our RNA editing platform, Oligonucleotide Promoted Editing of RNA, or OPERA, broadens the therapeutic target space significantly. While our approach can be used to repair pathogenic single nucleotide variants, or SNVs, as demonstrated by our most advanced program, our Alpha-1 Antitrypsin Deficiency, or AATD, product candidate, we can also engineer de novo SNVs and change amino acids on proteins to endow them with desired properties while preserving their broader functional capabilities, as exemplified by three of our other programs (severe Alcoholic Hepatitis, or SAH, amyotrophic lateral sclerosis, or ALS, Pain). In preclinical studies, we have demonstrated that single RNA changes can disrupt protein-protein interactions, prevent protein aggregation, selectively modulate ion channels and activate kinases. These modification approaches can unlock validated target classes that have historically been difficult to drug, enabling us to pursue a broad range of diseases traditionally out-of-scope for other genetic medicine approaches and current traditional drug modalities.

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

Since inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, securing related intellectual property, and conducting research and development activities for our potential programs and product candidates. Since inception, we have funded our operations primarily through the private placement of our equity securities. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of our convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the Merger (as defined below), or the Pre-Closing Financing and $70.0 million from the April 2024 PIPE (as defined below).

We have incurred significant operating losses since inception. Our net losses were $19.6 million and $19.6 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $202.6 million as of March 31, 2024. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advances product candidates through clinical stages, and seeks regulatory approvals for its pipeline candidates. As a result of the Merger (as defined below), we also expect to incur additional costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its preclinical studies, initiation and conduct of any clinical trials, and its expenditures on other research and development activities, including the expansion of its pipeline.

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

Recent Developments

April 2024 Private Placement

On April 17, 2024, we entered into a subscription agreement with certain new and existing accredited investors to issue and sell an aggregate of 1,249,283 shares of common stock in a private placement, or the April 2024 PIPE, that resulted in gross proceeds of approximately $70.0 million, before deducting placement agent fees and estimated offering expenses. The PIPE, which closed on April 22, 2024, was led by funds affiliated with Deep Track Capital, with participation from Atlas Venture, Blue Owl Healthcare Opportunities, NEA, Rock Springs Capital, Tri Locum Partners, and other leading healthcare investors.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Operating expenses:
Research and development	$13,572	$14,694	$(1,122)
General and administrative	7,881	5,392	2,489
Total operating expenses	21,453	20,086	1,367
Loss from operations	(21,453)	(20,086)	(1,367)
Other income, net
Other income, net	1,913	481	1,432
Total other income, net	1,913	481	1,432
Loss before provision for income taxes	(19,540)	(19,605)	65
Provision for income taxes	(17)	—	(17)
Net loss	$(19,557)	$(19,605)	$48

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
External research and development	$3,387	$3,499	$(112)
Personnel-related expenses	5,213	3,646	1,567
Lab supplies & consumables	1,326	2,080	(754)
Facilities costs	2,810	1,470	1,340
Consulting	523	943	(420)
Sponsored research and license fees	-	2,596	(2,596)
Other	313	460	(147)
Total research and development expenses	$13,572	$14,694	$(1,122)

Research and development expenses decreased by $1.1 million from $14.7 million for the three months ended March 31, 2023 to $13.6 million for the three months ended March 31, 2024. The decrease in research and development expenses was primarily attributable to the following:

•
$2.6 million of decreased sponsored research and license fees primarily attributable to an upfront cash payment of $2.5 million made to Genevant in March 2023 upon execution of a collaboration and license agreement;
•
$0.8 million of decreased lab supplies and consumables, primarily attributable to reduction in consumables purchased for screening and sequencing;
•
$0.4 million of decreased consulting costs attributed to the increase in internal resources which led to a reduction in our reliance on external consulting services;
•
$1.6 million of increased personnel-related expenses driven by an increase in headcount to support the expansion of our research and development function;
•
$1.3 million of increased facilities-related costs primarily due to the expansion of our mixed-use office spaces and depreciation of lab equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Personnel-related expenses	$3,334	$2,665	$669
Professional services	2,612	1,930	682
Facilities expenses	994	421	573
Other	941	376	565
Total general and administrative expenses	$7,881	$5,392	$2,489

General and administrative expenses increased by $2.5 million from $5.4 million for the three months ended March 31, 2023 to $7.9 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.7 million of increased personnel-related expenses is primarily driven by a $0.3 million increase in stock-based compensation expenses, and a $0.3 million increase in headcount costs to support growth in research and development and increased public company regulation;
•
$0.7 million of increased professional service fees primarily attributable to increased compliance costs as a public company;
•
$0.6 million of increased facilities expenses primarily attributable to the expansion of our mixed-use office space; and
•
$0.5 million of increased other general and administrative expense primarily attributable to increased IT cloud service fees and corporate expenses.

Other Income, Net

Total other income, net increased by $1.4 million from $0.5 million for the three months ended March 31, 2023 to $1.9 million for the three months ended March 31, 2024. The increase in other income, net was primarily attributable to an increase of $1.9 million in interest income earned on money market fund accounts driven by rising interest rates and higher cash and cash equivalent balance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the Pre-Closing Financing and $70.0 million from the April 2024 PIPE. As of March 31, 2024, we had cash and cash equivalents of $138.8 million.

Since inception, we have incurred significant operating losses and, as of March 31, 2024, had an accumulated deficit of $202.6 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

As of March 31, 2024, we had cash and cash equivalents of $138.8 million. We expect that our cash and cash equivalents outstanding as of March 31, 2024, together with the gross proceeds of $70.0 million from the April 2024 PIPE will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(21,891)	$(19,689)
Net cash provided by (used in) investing activities	(5,611)	15,487
Net cash provided by financing activities	139	45,401
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,363)	$41,199

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $21.9 million, compared to net cash used in operating activities of $19.7 million for the three months ended March 31, 2023. The increase of $2.2 million in cash used in operating activities was primarily due to $2.8 million of merger related severance payments in the three months ended March 31, 2024.

Cash Provided by (used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $5.6 million, compared to net cash provided by investing activities of $15.5 million for the three months ended March 31, 2023. Net cash provided by investing activities primarily consists of proceeds from maturities of investments partially offset by cash used to purchase property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was less than $0.1 million, compared to $45.4 million for the three months ended March 31, 2023. The decrease of $45.4 million in cash provided by financing activities is primarily due to $45.5 million of net proceeds received from the sale of Legacy Korro's Series B-2 convertible preferred stock in the three months ended March 31, 2023 where there was no comparable activity in the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimate in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. See our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about our critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements applicable to our financial position and results of operations is included in Note 2 to our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, we had cash and cash equivalents of $138.8 million, which consist of bank deposits and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings other than as disclosed below.

On June 3, 2021 and June 22, 2021, purported stockholders of Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Frequency and the Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, Frequency’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Exchange Act due to allegedly false and misleading statements and omissions about Frequency’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in Frequency’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. Frequency filed its opposition brief on October 27, 2023, and Plaintiff-Appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024, and has not yet issued a decision on plaintiff’s appeal. We intend to vigorously defend against the lawsuit.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or SEC. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Quarterly Report on Form 10-Q. See “Cautionary Statement Regarding Forward Looking Statements.”.

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $19.6 million and $19.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $202.6 million. We have financed our operations primarily through private placements of our preferred stock and more recently, common stock in the Pre-Closing Financing that closed immediately prior to the Merger and our April 2024 PIPE. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2024, our cash and cash equivalents were $138.8 million, excluding restricted cash, or $145.8 million, including restricted cash. We believe our existing cash and cash equivalents, together with the gross proceeds of $70.0 million from our April 2024 PIPE financing will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2026. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2023, we had federal and state NOLs of $302.5 million and $266.3 million, respectively. Under current law, our federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2018. Federal NOLs generated in taxable years ending on or prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. We have federal NOLs of $22.4 million that are subject to expiration between 2036 and 2037 and have $280.1 million of federal NOLs that do not expire. Our state NOLs expire at various dates from 2035 through 2043. As of December 31, 2023, we had federal research and development tax credit carryforwards of $15.6 million that expire at various dates from 2036 through 2043. In addition, as of December 31, 2023, we had state research and development tax credit carryforwards of $8.7 million that expire at various dates from 2032 through 2038 and state investment tax credit carryforwards of $0.2 million that expire at various dates from 2024 through 2025.

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

The scientific evidence to support the feasibility of developing product candidates using our proprietary RNA editing technology is both preliminary and limited. We have not tested any of our potential delivery modalities or gene editing approaches in clinical trials and any favorable results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials. For example, we may use LNPs or other delivery modalities to deliver our product candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they have not been clinically proven to deliver oligonucleotides for RNA editing, such as our product candidates.

In addition, our proprietary RNA editing technology itself may lead to other issues, such as inability to deliver the desired efficacy or safety-related consequences as it is tested in clinical trials. We have not generated any clinical trial results to date. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Furthermore, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Many product candidates that initially showed promise in early stage testing for treating a variety of diseases have later been found to lack efficacy or to cause side effects that prevented further clinical development of the product candidates.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in both the United States and globally. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the United States, the EU, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as its product candidates. Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. For an overview and discussion of the regulatory framework for pricing and reimbursement, see Item 1 “Business—Government Regulation—Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products” in the 2023 10-K.

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

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations include fast track, or breakthrough therapy, among others, and may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for any product candidates. See Item 1 “Business—Government

Regulation—Expedited Development and Review Programs for Drugs” in the 2023 10-K for more information regarding these designations. While such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, in the EU, we may seek to participate in The PRIority Medicines, or PRIME, scheme for our product candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the EU. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. For more information regarding PRIME and the EU regulatory framework, see Item 1 “Business—Government Regulation—Regulation Outside of the United States” in the 2023 10-K.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. For more information, see Item 1 “Business—Governmental Regulation” in the 2023 10-K.

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

Because our product candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing. For more information, see Item 1 “Business – Government Regulation – No Uniform Policy Exists for Coverage and Reimbursement in the U.S.” and "– Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products” in the 2023 10-K.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years. For more information on these changes, see Item 1 “Business—Governmental Regulation—Affordable Care Act and Legislative Reform Measures” in the 2023 10-K.

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

We are currently, or may in the future, be subject to federal, state, local, and comparable foreign healthcare laws and regulations relating to areas such as fraud and abuse and patients’ rights. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. For more information on these laws, see Item 1 “Business—Governmental Regulation—Other Healthcare Laws” in the 2023 10-K.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom, or UK, is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. For additional information on these regimes, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity” in the 2023 10-K. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

As of March 31, 2024, we had 94 full-time employees, including 29 who hold Ph.D. degrees; 69 employees are engaged in research and development and 25 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and becoming a public company through the Merger, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Patents have a limited lifespan. The terms of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including PTE and PTA, may be available, but the life of a patent, and the protection it affords, is limited. For more information regarding PTA and PTE, see Item 1 “Business—Intellectual Property” in the 2023 10-K. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We will incur significant legal, accounting and other expenses operating Legacy Korro’s business as a public company that it did not incur as a private company, including costs associated with public company reporting obligations under the Exchange Act. Our new post-Merger management team includes some individuals who have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we continue to comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with operating Legacy Korro’s business as a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after applicable legal and/or contractual restrictions on resale lapse, the trading price of our common stock could decline. Certain shares of our common stock are subject to a 180-day resale lock-up pursuant to certain lock-up agreement entered into prior to the closing of the Merger, and will be available for resale in the public market beginning 180 days after the closing of the Merger as a result of the expiration of such lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates and shares issued in exchange for shares of Legacy Korro’s common stock issued in the Pre-Closing Financing and the April 2024 PIPE are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to our outstanding options or warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

We will have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We will have broad discretion over the use of our cash and cash equivalents, including the proceeds from the Pre-Closing Financing and the April 2024 PIPE. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019 ).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korro Bio, Inc.

Date: May 14, 2024	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

Date: May 14, 2024	By:	/s/ Vineet Agarwal
Vineet Agarwal
Chief Financial Officer