Form 10-Q
period 2024-06-30
Korro Bio, Inc.
filed 2024-08-13
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 9,298,815 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$91,152	$166,150
Marketable securities, current	66,282	—
Restricted cash	1,768	3,563
Prepaid expenses and other current assets	4,425	3,015
Total current assets	163,627	172,728
Property and equipment, net	24,704	15,665
Operating lease right-of-use assets	24,837	27,150
Restricted cash, net of current portion	3,406	3,406
Marketable securities, non-current	30,342	—
Other non-current assets	2,672	2,714
Total assets	$249,588	$221,663
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,689	$7,280
Accrued expenses and other current liabilities	6,178	10,212
Operating lease liabilities, current portion	457	1,991
Total current liabilities	12,324	19,483
Operating lease liabilities, net of current portion	38,004	31,216
Other non-current liabilities	1,183	1,053
Total liabilities	51,511	51,752
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 9,279,937 shares and 8,016,516 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	422,435	352,908
Accumulated other comprehensive income	21	—
Accumulated deficit	(224,388)	(183,005)
Total stockholders’ equity	198,077	169,911
Total liabilities and stockholders' equity	$249,588	$221,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,138	$13,127	$30,710	$27,820
General and administrative	6,987	5,281	14,868	10,673
Total operating expenses	24,125	18,408	45,578	38,493
Loss from operations	(24,125)	(18,408)	(45,578)	(38,493)
Other income:
Other income, net	2,329	786	4,242	1,266
Total other income, net	2,329	786	4,242	1,266
Loss before provision for income taxes	(21,796)	(17,622)	(41,336)	(37,227)
Provision for income taxes	(30)	(27)	(47)	(27)
Net loss	$(21,826)	$(17,649)	$(41,383)	$(37,254)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	21	—	21	5
Comprehensive loss	$(21,805)	$(17,649)	$(41,362)	$(37,249)
Net loss per share, basic and diluted	$(2.43)	$(63.83)	$(4.87)	$(135.96)
Weighted-average shares used in computing net loss per share, basic and diluted	8,986,545	276,482	8,503,086	274,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	—	—	—	—	—	—	—	—	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	865	—	—	865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	8,022,463	$8	$353,912	$—	$(202,562)	$151,358
Exercises of stock options	—	$—	—	$—	—	$—	—	$—	8,191	$—	$172	$—	$—	$172
Stock-based compensation expense	—	—	—	—	—	—	—	—		—	967	—	—	967
Issuance of common stock for cash in PIPE financing	—	—	—	—	—	—	—	—	1,249,283	1	67,384	—	—	67,385
Unrealized gain on investments, net of tax of $0	—	—	—	—	—	—	—	—		—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—		—	—	—	(21,826)	(21,826)
Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	9,279,937	$9	$422,435	$21	$(224,388)	$198,077

Balance at December 31, 2022	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	223,417	$12,500	268,399	$—	$2,807	$(5)	$(101,833)	$(99,031)
Issuance of Series B-2 convertible preferred stock, net of issuance costs	—	—	—	—	—	—	813,239	45,458	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	—	—	—	—	—	—	292	—	6	—	—	6
Exercises of stock options	—	—	—	—	—	—	—	—	4,332		51	—	—	51
Vesting of restricted common stock	—	—	—	—	—	—	—	—	1,437	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	343	—	—	343
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,605)	(19,605)
Balance at March 31, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	274,460	$—	$3,207	$—	$(121,438)	$(118,231)
Exercises of stock options	—	—	—	—	—	—	—	—	5,347		82	—	—	82
Vesting of restricted common stock	—	—	—	—	—	—	—	—	628	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	401	—	—	401
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,649)	(17,649)
Balance at June 30, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	280,435	$—	$3,690	$—	$(139,087)	$(135,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(41,383)	$(37,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	2,313	1,317
Stock-based compensation expense	1,832	750
Depreciation expense	1,447	1,726
Net amortization of premiums and discounts on marketable securities	(171)	(79)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,392)	(99)
Accounts payable	(507)	347
Accrued expenses and other current liabilities	(4,049)	(221)
Operating lease liabilities	5,254	(904)
Other non-current assets	172	13
Net cash used in operating activities	(36,484)	(34,404)
Investing Activities:
Purchases of marketable securities	(96,432)	—
Proceeds from maturities of marketable securities	—	18,000
Purchases of property and equipment	(11,572)	(5,935)
Net cash (used in) provided by investing activities	(108,004)	12,065
Financing Activities:
Proceeds from Series B-2 convertible preferred stock, net of issuance costs	—	45,458
Proceeds from PIPE financing, net of issuance costs	67,384	—
Proceeds from exercises of stock options	311	133
Other financing activities, net	—	(226)
Net cash provided by financing activities	67,695	45,365
Net (decrease) increase in cash, cash equivalents and restricted cash	(76,793)	23,026
Cash, cash equivalents and restricted cash, beginning of period	173,119	41,477
Cash, cash equivalents and restricted cash, end of period	$96,326	64,503
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$914	$101
Financing costs in accounts payable and accrued expenses	$48	$815
Operating lease liabilities arising from right-of-use assets	$—	$26,777
Supplemental cash flow information:
Cash paid for income taxes	$47	$27
Cash paid for operating lease liabilities	$1,624	$1,491

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2024 of $187.8 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of $224.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include any normal recurring adjustments necessary for the fair presentation of the Company's interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31,2023, and the notes thereto, included in the Company's 2023 Form 10-K.

The results for the three and six month periods ended June 30, 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2024, or any other interim periods, or any future year or period.

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

3. Fair Value Measurements

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Marketable securities include U.S. treasury bills and U.S. government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$77,683	$77,683	$—	$—
U.S. treasury bills (due within 90 days)	12,517	—	12,517	—
Marketable securities
U.S. treasury bills	57,987	—	57,987	—
U.S. government agency securities	38,637	—	38,637	—
MS APA asset	1,684	—	—	$1,684
Total financial assets	$188,508	$77,683	$109,141	$1,684

Financial liabilities
CVR liability	$1,684	—	—	$1,684
Total financial liabilities	$1,684	$—	$—	$1,684

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds, included in cash and cash equivalents	$158,706	$158,706	$—	$—
MS APA asset	1,448	—	—	1,448
Total financial assets	$160,154	$158,706	$—	$1,448

Financial liabilities:
CVR liability	$1,448	$—	$—	$1,448
Total financial liabilities	$1,448	$—	$—	$1,448

As noted previously in Note 1, at the effective time of the Transaction, the Company entered into the CVR Agreement providing for the payment of certain contingent cash payments equal to the net amount of proceeds actually received by the Company or its subsidiaries after the end of each fiscal quarter following the first anniversary of the closing of the Transaction related to the disposition of assets related to Frequency’s former multiple sclerosis programs, with the time periods and subject to deductions as provided therein. The Company concluded that the CVR is a derivative liability and is accounted for at fair value, which was $1.7 million as of June 30, 2024 and $1.4 million as of December 31, 2023, of which $0.5 million and $0.4 million is included in accrued expenses and other current liabilities and the remaining $1.2 million and $1.0 million in other non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023. Concurrently, the Company entered into the MS APA with Progentos, whereby Progentos acquired the rights, title and interest in certain assets related to the Company’s MS program. The MS APA included initial consideration of $0.5 million in proceeds that were settled through net cash at the Merger closing and will be entitled to future milestone payments of up to $17.5 million as well as a $0.7 million payment in the event of Progentos closing of an equity financing at or above a specified amount. The equity financing milestone was triggered in the second quarter of 2024 and the related milestone payment of $0.7 million was received from Progentos and distributed to the CVR holders. The Company concluded that the MS APA is a derivative asset and is accounted for at fair value, which was $1.7 million as of June 30, 2024 and $1.4 million as of December 31, 2023, of which $0.5 million and $0.4 million is included in prepaid and other current assets and the remaining $1.2 million and $1.0 million in other long-term assets in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

The fair value of the CVR liability and the MS APA are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the six months ended June 30, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.3 million. For the year ended December 31, 2023, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended June 30, 2024 or during the year ended December 31, 2023.

4. Marketable Securities

Marketable securities were comprised as follows (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury bills	Within 1 year	$57,989	$2	$(4)	$57,987
U.S. government agency securities	Within 1 year	8,300	—	(5)	8,295
U.S. government agency securities	Between 1 to 2 years	30,314	31	(3)	30,342
Total		$96,603	$33	$(12)	$96,624

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of June 30, 2024. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of June 30, 2024. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The Company did not hold any available-for-sale securities as of December 31, 2023.

5. Restricted Cash

As of June 30, 2024, the Company maintained current restricted cash of $1.8 million and non-current restricted cash of $3.4 million. As of December 31, 2023, the Company maintained current restricted cash of $3.6 million and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$91,152	$166,150
Restricted cash	5,174	6,969
Cash, cash equivalents and restricted cash	$96,326	$173,119

6. Property and Equipment, Net

Property and equipment, net, as of June 30, 2024 and December 31, 2023 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	June 30, 2024	December 31, 2023
Laboratory equipment	5	$11,560	$11,187
Furniture and office equipment	4	477	481
Computer equipment	3	241	241
Leasehold improvements	Shorter of useful life or remaining lease term	3,356	3,356
Construction in progress		18,345	8,242
Total property and equipment, gross		33,979	23,507
Less: accumulated depreciation		(9,275)	(7,842)
Total property and equipment, net		$24,704	$15,665

As of June 30, 2024 and December 31, 2023, the Company had construction in progress of $18.3 million and $8.2 million, predominately related to laboratory equipment received but not yet installed and capitalizable costs related to the Company’s future corporate headquarters.

Depreciation expense for the six months ended June 30, 2024 and 2023 was $1.4 million and $1.7 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation and benefits	$2,659	$7,896
External research and development services	2,496	1,255
CVR liability, current	501	395
Professional fees	275	219
Other operating expenses	247	447
Total accrued expenses and other current liabilities	$6,178	$10,212

8. Common Stock

At the closing of the Merger, the shares of Legacy Korro common stock were converted into shares of the Company's common stock based on the exchange ratio determined in the Merger Agreement.

As of June 30, 2024, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 per value per share. Prior to the Merger, the holders of Legacy Korro’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2024, no dividends had been declared.

As of June 30, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	June 30, 2024	December 31, 2023
Exercises of outstanding stock options	1,298,408	1,323,151
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	666,976	255,694
Future issuances under 2023 ESPP Plan	168,667	88,502
Total reserved for future issuance	2,142,100	1,675,396

On April 17, 2024, the Company entered into a subscription agreement with certain new and existing accredited investors to issue and sell an aggregate of 1,249,283 shares of its common stock in a private placement ("PIPE") that resulted in gross proceeds of approximately $70.0 million, before deducting placement agent fees and offering expenses of approximately $2.6 million. The PIPE closed on April 22, 2024.

9. Preferred Stock

As of June 30, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

10. Stock-based Compensation

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$334	$157	$613	$246
General and administrative	633	244	1,219	504
Total stock-based compensation expense	$967	$401	$1,832	$750

Stock Option Activity

The fair value of stock options granted during the six months ended June 30, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.3%	3.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.6%	69.5%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $32.46 and $13.87 per share, respectively.

The following table summarizes changes in stock option activity during the six months ended June 30, 2024 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,323,151	$23.49	8.4	$36,310
Granted	122,766	$47.45
Exercised	(14,138)	$21.95
Forfeited	(82,457)	$17.85
Cancelled	(50,914)	$119.02
Outstanding as of June 30, 2024	1,298,408	$22.38	8.4	$20,214
Exercisable at June 30, 2024	483,542	$23.38	7.0	$8,491

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $0.4 million and $0.1 million, respectively.

As of June 30, 2024, there was unrecognized stock-based compensation expense related to unvested stock options of $11.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

11. Genevant Agreement

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

As of June 30, 2024, one development milestone of $1.0 million has been achieved and the Company has recorded $2.6 million and $2.8 million within research and development expense in the condensed consolidated statement of operations during the six months ended June 30, 2024 and 2023, respectively. The Company has recorded $1.6 million and $0.3 million within research and development expense in the condensed consolidated statement of operations during the three months ended June 30, 2024 and 2023, respectively.

12. Commitments and Contingencies

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

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized $7.2 million of the $13.1 million tenant improvement allowance as of June 30, 2024. The lease has remaining term of approximately 10 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

Future minimum lease payments for all three leases, net of $5.9 million expected to be received and intended to be used related to the remaining tenant improvement allowance and rent credits associated with the 60 First Street Lease, as of June 30, 2024 were as follows (in thousands):

As of June 30, 2024
2024	$(3,959)
2025	6,247
2026	7,341
2027	7,557
Thereafter	52,498
Total Future Minimum Leases Payments	69,684
Less: Interest	(31,223)
Present Value of Operating Lease Liabilities	$38,461

As of June 30, 2024, the weighted average remaining lease term was 9.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities and maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$2,108	$1,422	$4,258	$1,902
Variable Lease Costs	466	231	825	489
Short-term Lease Costs	252	178	662	359
Total Lease Costs	$2,826	$1,831	$5,745	$2,750

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Company filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Frequency and the Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22,2021. The lawsuit sought, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between October 29,2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. The Company filed a motion to dismiss the Amended Complaint on July 15, 2022. On March 29, 2023, the Company’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. The Company filed its opposition brief on October 27, 2023, and Plaintiff-Appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. Plaintiff-Appellant has the right to apply for further review by the First Circuit or the United States Supreme Court. At this stage of the case, the Company is not able to estimate a range of possible loss. Because an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of June 30, 2024.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.3 million and $0.3 million of matching contributions to the 401(k) Plan during the six months ended June 30, 2024 and June 30, 2023, respectively.

14. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Legacy Korro Series Seed Preferred Stock	—	684,739
Legacy Korro Series A Preferred Stock	—	2,029,666
Legacy Korro Series B-1 Preferred Stock	—	1,104,178
Legacy Korro Series B-2 Preferred Stock	—	1,036,656
Unvested Legacy Korro restricted common stock	—	837
Outstanding options to purchase common stock	1,298,408	641,439
Outstanding Legacy Korro warrant	8,049	8,049
Total	1,306,457	5,505,564

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

We have incurred significant operating losses since inception. Our net losses were $41.4 million and $37.3 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $224.4 million as of June 30, 2024. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advances product candidates through clinical stages, and seeks regulatory approvals for its pipeline candidates. As a result of the Merger (as defined below), we also expect to incur additional costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its preclinical studies, initiation and conduct of any clinical trials, and its expenditures on other research and development activities, including the expansion of its pipeline.

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

Recent Developments

April 2024 Private Placement

On April 17, 2024, we entered into a subscription agreement with certain new and existing accredited investors to issue and sell an aggregate of 1,249,283 shares of common stock in a private placement, or the April 2024 PIPE, that resulted in gross proceeds of approximately $70.0 million, before deducting placement agent fees and offering expenses of approximately $2.6 million. The April 2024 PIPE, which closed on April 22, 2024, was led by funds affiliated with Deep Track Capital, with participation from Atlas Venture, Blue Owl Healthcare Opportunities, NEA, Rock Springs Capital, Tri Locum Partners, and other leading healthcare investors.

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
•
external research and development expenses incurred under agreements with contract research organizations, or CROs, contract and manufacturing organization, or CMOs, as well as with consultants;
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

Our external research and development expenses consist primarily of fees paid to CROs, CMOs and outside consultants in connection with our preclinical development activities. Our external research and development expenses also include fees incurred under license agreements. As a pre-clinical company, we do not yet track these external research and development costs on a program-by-program basis. We plan to track program costs on our lead development candidate KRRO-110 upon filing of an Investigational New Drug, or IND, application.

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

Other Income, Net

Other income, net primarily consists of interest income earned on money market fund accounts and marketable securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$17,138	$13,127	$4,011	$30,710	$27,820	$2,890
General and administrative	6,987	5,281	1,706	14,868	10,673	4,195
Total operating expenses	24,125	18,408	5,717	45,578	38,493	7,085
Loss from operations	(24,125)	(18,408)	(5,717)	(45,578)	(38,493)	(7,085)
Other income, net
Other income, net	2,329	786	1,543	4,242	1,266	2,976
Total other income, net	2,329	786	1,543	4,242	1,266	2,976
Loss before provision for income taxes	(21,796)	(17,622)	(4,174)	(41,336)	(37,227)	(4,109)
Provision for income taxes	(30)	(27)	(3)	(47)	(27)	(20)
Net loss	$(21,826)	$(17,649)	$(4,177)	$(41,383)	$(37,254)	$(4,129)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
External research and development	$6,767	$4,335	$2,432	$10,251	$7,833	$2,418
Personnel-related expenses	4,339	3,435	904	9,551	7,081	2,470
Lab supplies & consumables	1,045	2,047	(1,002)	2,372	4,127	(1,755)
Facilities costs	2,855	2,259	596	5,665	3,729	1,936
Consulting	687	452	235	1,209	1,395	(186)
Sponsored research and license fees	1,044	96	948	948	2,692	(1,744)
Other	401	503	(102)	714	963	(249)
Total research and development expenses	$17,138	$13,127	$4,011	$30,710	$27,820	$2,890

Research and development expenses were $17.1 million for the three months ended June 30, 2024, compared to $13.1 million for the three months ended June 30, 2023. The increase of $4.0 million was primarily driven by a $2.4 million increase in discovery, preclinical and contract manufacturing costs as we prepared for our first-in-human trial of KRRO-110, a $0.9 million increase in license and milestone fees, a $0.9 million increase in personnel-related expenses primarily due to an increase in headcount to support the expansion of our research and development function, a $0.6 million increase in facility costs that support our overall research and development activities, partially offset by a $1.0 million decrease in lab supplies and consumables primarily due to reduction in consumables purchased for screening and sequencing.

Research and development expenses were $30.7 million for the six months ended June 30, 2024, compared to $27.8 million for the six months ended June 30, 2023. The increase of $2.9 million was primarily driven by a $2.4 million increase in discovery, preclinical and contract manufacturing costs as we prepared for our first-in-human trial of KRRO-110, a $2.5 million increase in personnel-related expenses primarily due to an increase in headcount to support the expansion of our research and development function, and a $1.9 million increase in facility costs primarily due to the expansion of our mixed-use office spaces and overall support of research and development activities, partially offset by a $1.8 million decrease in lab supplies and consumables primarily due to reduction in consumables purchased for screening and sequencing, a $1.7 million decrease in sponsored research and license fees primarily attributable to an upfront payment of $2.5 million made to Genevant in March 2023 upon execution of a collaboration and license agreement partially offset by the achievement of a $1.0 million milestone in the first half of 2024, and a $0.4 million decrease in consulting and other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Personnel-related expenses	$3,009	$2,202	$807	$6,344	$4,867	$1,477
Professional services	2,120	1,979	141	4,733	3,909	824
Facilities expenses	894	652	242	1,888	1,073	815
Other	964	448	516	1,903	824	1,079
Total general and administrative expenses	$6,987	$5,281	$1,706	$14,868	$10,673	$4,195

General and administrative expenses were $7.0 million for the three months ended June 30, 2024, compared to $5.3 million for the three months ended June 30, 2023. The increase of $1.7 million was primarily driven by a $0.8 million increase in employee related expenses driven by an increase in headcount to support the overall growth of our company, a $0.8 million increase in information technology, facilities and other expenses, and a $0.1 million increase in professional fees.

General and administrative expenses were $14.9 million for the six months ended June 30, 2024, compared to $10.7 million for the six months ended June 30, 2023. The increase of $4.2 million was primarily driven by a $1.5 million increase in employee related expenses driven by an increase in headcount to support the overall growth of our company, a $1.1 million increase in information technology and other costs, a $0.8 million increase in facility costs primarily due to the expansion of our mixed-use office spaces and overall support of the growth of our company, and a $0.8 million increase in professional fees.

Other Income, Net

Total other income, net was $2.3 million for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023. The increase of $1.5 million was primarily due to an increase of $1.5 million in interest income earned from our cash, cash equivalents and marketable securities driven by steady interest rates and higher cash, cash equivalent and marketable securities balance.

Total other income, net was $4.2 million for the six months ended June 30, 2024, compared to $1.3 million for the six months ended June 30, 2023. The increase of $2.9 million was primarily due to an increase of $2.9 million in interest income earned from our cash, cash equivalents and marketable securities driven by steady interest rates and higher cash, cash equivalent and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the Pre-Closing Financing and $70.0 million from the April 2024 PIPE. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $187.8 million.

Since inception, we have incurred significant operating losses and, as of June 30, 2024, had an accumulated deficit of $224.4 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $187.8 million. We expect that our cash, cash equivalents and marketable securities outstanding as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(36,484)	$(34,404)
Net cash (used in) provided by investing activities	(108,004)	12,065
Net cash provided by financing activities	67,695	45,365
Net (decrease) increase in cash, cash equivalents and restricted cash	$(76,793)	$23,026

Cash Used in Operating Activities

Net cash used in operating activities was $36.5 million for the six months ended June 30, 2024, which consisted of $41.4 million of net loss, $5.4 million of non-cash adjustments to net loss and an increase of $0.5 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $2.3 million of amortization of operating lease right of use, or ROU, assets, $1.8 million of stock-based compensation expenses, and $1.4 million of depreciation expenses. The increase in net assets consisted primarily of a $5.3 million increase in operating lease liabilities, a $1.4 million increase in prepaid expenses and other current assets, offset by a $4.1 million decrease in accrued expenses and other liabilities and a $0.5 million decrease in accounts payable.

Net cash used in operating activities was $34.4 million for the six months ended June 30, 2023, which consisted of $37.3 million of net loss, $3.7 million of non-cash adjustments to net loss and an increase of $0.9 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $1.7 million of depreciation expense, $1.3 million of amortization of operating lease ROU assets, and $0.7 million of stock-based compensation expenses. The increase in net assets consisted primarily of a $0.4 million increase in accounts payables and a $0.1 million increase in prepaid expenses and other current assets, offset by a $0.9 million decrease in operating lease liabilities and a $0.2 million decrease in accrued expenses and other liabilities.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $108.0 million for the six months ended June 30, 2024 and consisted primarily of $96.4 million of purchase of marketable securities and $11.6 million of purchase of property and equipment.

Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2023 and consisted primarily of $18.0 million proceeds from maturity of marketable securities, offset by $5.9 million of purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $67.7 million for the six months ended June 30, 2024 and consisted primarily of net proceeds from the April 2024 PIPE.

Net cash provided by financing activities was $45.4 million for the six months ended June 30, 2023 and consisted primarily of net proceeds from the issuance of Legacy Korro’s Series B-2 convertible preferred stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $187.8 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

On June 3, 2021 and June 22, 2021, purported stockholders of Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Frequency and the Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, Frequency’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Exchange Act due to allegedly false and misleading statements and omissions about Frequency’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in Frequency’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, Plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, Plaintiff-Appellant submitted its opening brief to the First Circuit. Frequency filed its opposition brief on October 27, 2023, and Plaintiff-Appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. Plaintiff-Appellant has the right to apply for further review by the First Circuit or the United States Supreme Court. We intend to vigorously defend against the lawsuit.

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

Since inception, we have incurred significant operating losses. Our net loss was $41.4 million and $37.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $224.4 million. We have financed our operations primarily through private placements of our preferred stock and more recently, common stock in the Pre-Closing Financing that closed immediately prior to the Merger and our April 2024 PIPE. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2024, our cash, cash equivalents and marketable securities were $187.8 million, excluding restricted cash, or $192.9 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2026. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

As of June 30, 2024, we had 92 full-time employees, including 28 who hold Ph.D. degrees; 68 employees are engaged in research and development and 24 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and becoming a public company through the Merger, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 13, 2024, Steve Colletti, our former Chief Scientific Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 6,257 shares of our common stock issuable upon the exercise of stock options. The trading plan would have expired on December 9, 2024 per its terms had it not been terminated following his departure from our company.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019 ).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020).
10.1#

Employment Agreement dated effective May 13, 2024 between the registrant and Kemi Olugemo (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (333-279402) filed on May 14, 2024)

10.2¥

Subscription Agreement dated April 17, 2024, by and among the registrant an the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 18, 2024)

10.3¥

Registration Rights Agreement, dated April 17, 2024, by and among the registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 18, 2024).

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

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

¥ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korro Bio, Inc.

Date: August 13, 2024	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

Date: August 13, 2024	By:	/s/ Vineet Agarwal
Vineet Agarwal
Chief Financial Officer