Form 10-Q
period 2024-09-30
Korro Bio, Inc.
filed 2024-11-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-39062

Korro Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2324450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 First Street, 2nd Floor, Suite 250 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

(617) 468-1999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KRRO	The Nasdaq Capital Market

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

As of November 7, 2024, the registrant had 9,368,262 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements.

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
•
The gene editing field and RNA editing in particular is relatively new and is evolving rapidly. We are very early in our research and development efforts and may not be successful in identifying and developing product candidates. It will be many years before we or any current or potential future collaborators commercialize a product candidate or generate any revenues, if ever. Additionally, other gene editing technologies may be discovered that provide significant advantages over RNA editing, which could materially harm our business.
•
RNA editing is a novel technology with limited clinical validation for human therapeutic use. The approaches we take to discover and develop novel therapeutics are unproven and may never lead to marketable products.
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
•
The market price of our common stock has been, and is expected to continue to be volatile, the market price of the common stock may drop and an active trading market for our common stock may not develop and our stockholders may not be able to resell their shares of common stock for a profit, if at all.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$63,207	$166,150
Short-term marketable securities	73,790	—
Accounts receivable	10,000	—
Restricted cash	1,768	3,563
Prepaid expenses and other current assets	4,018	3,015
Total current assets	152,783	172,728
Property and equipment, net	29,111	15,665
Operating lease right-of-use assets	24,018	27,150
Restricted cash, net of current portion	3,406	3,406
Long-term marketable securities	32,115	—
Other non-current assets	2,110	2,714
Total assets	$243,543	$221,663
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,950	$7,280
Accrued expenses and other current liabilities	5,459	10,212
Operating lease liabilities, current portion	—	1,991
Deferred revenue, current portion	2,201	—
Total current liabilities	13,610	19,483
Operating lease liabilities, net of current portion	41,785	31,216
Deferred revenue, net of current portion	7,799	—
Other non-current liabilities	717	1,053
Total liabilities	63,911	51,752
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 9,318,356 shares and 8,016,516 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	424,436	352,908
Accumulated other comprehensive income	574	—
Accumulated deficit	(245,387)	(183,005)
Total stockholders’ equity	179,632	169,911
Total liabilities and stockholders' equity	$243,543	$221,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$15,964	$14,008	$46,674	$41,828
General and administrative	7,328	5,140	22,196	15,813
Total operating expenses	23,292	19,148	68,870	57,641
Loss from operations	(23,292)	(19,148)	(68,870)	(57,641)
Other income:
Other income, net	2,284	656	6,526	1,922
Total other income, net	2,284	656	6,526	1,922
Loss before provision for income taxes	(21,008)	(18,492)	(62,344)	(55,719)
Provision for income taxes	9	-	(38)	(27)
Net loss	$(20,999)	$(18,492)	$(62,382)	$(55,746)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	$593	$—	$614	$5
Foreign currency translation adjustments, net	$(40)	$—	$(40)	$—
Comprehensive loss	$(20,446)	$(18,492)	$(61,808)	$(55,741)
Net loss per share, basic and diluted	$(2.26)	$(65.08)	$(7.11)	$(200.94)
Weighted-average shares used in computing net loss per share, basic and diluted	9,303,218	284,156	8,771,743	277,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	—	—	—	—	—	—	—	—	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	865	—	—	865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	8,022,463	$8	$353,912	$—	$(202,562)	$151,358
Exercises of stock options	—	—	—	—	—	—	—	—	8,191	—	172	—	—	172
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	967	—	—	967
Issuance of common stock for cash in PIPE financing	—	—	—	—	—	—	—	—	1,249,283	1	67,384	—	—	67,385
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,826)	(21,826)
Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	9,279,937	$9	$422,435	$21	$(224,388)	$198,077
Exercises of stock options	—	—	—	—	—	—	—	—	38,419	—	728	—	—	728
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,273	—	—	1,273
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—	—	—	—	553	—	553
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	$(20,999)	$(20,999)
Balance at September 30, 2024	—	$—	—	$—	—	$—	—	$—	9,318,356	$9	$424,436	$574	$(245,387)	$179,632

Balance at December 31, 2022	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	223,417	$12,500	268,399	$—	$2,807	$(5)	$(101,833)	$(99,031)
Issuance of Series B-2 convertible preferred stock, net of issuance costs	—	—	—	—	—	—	813,239	45,458	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	—	—	—	—	—	—	292	—	6	—	—	6
Exercises of stock options	—	—	—	—	—	—	—	—	4,332		51	—	—	51
Vesting of restricted common stock	—	—	—	—	—	—	—	—	1,437	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	343	—	—	343
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,605)	(19,605)
Balance at March 31, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	274,460	$—	$3,207	$—	$(121,438)	$(118,231)
Exercises of stock options	—	—	—	—	—	—	—	—	5,347		82	—	—	82
Vesting of restricted common stock	—	—	—	—	—	—	—	—	628	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	401	—	—	401
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,649)	(17,649)
Balance at June 30, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	280,435	$—	$3,690	$—	$(139,087)	$(135,397)
Exercises of stock options	—	—	—	—	—	—	—	—	17,090		228	—	—	228
Vesting of restricted common stock	—	—	—	—	—	—	—	—	628	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	404	—	—	404
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,492)	(18,492)
Balance at September 30, 2023	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	1,036,656	$57,958	298,153	$—	$4,322	$—	$(157,579)	$(153,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(62,382)	$(55,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	3,131	2,376
Stock-based compensation expense	3,105	1,154
Depreciation expense	2,312	2,645
Net amortization of premiums and discounts on marketable securities	(1,159)	(80)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(893)	(14)
Accounts payable	(736)	309
Accrued expenses and other current liabilities	(4,765)	1,730
Operating lease liabilities	8,578	1,313
Other non-current assets	230	137
Net cash used in operating activities	(52,579)	(46,176)
Investing Activities:
Purchases of marketable securities	(118,132)	—
Proceeds from maturities of marketable securities	14,000	19,000
Purchases of property and equipment	(16,450)	(6,181)
Net cash (used in) provided by investing activities	(120,582)	12,819
Financing Activities:
Proceeds from Series B-2 convertible preferred stock, net of issuance costs	—	45,458
Proceeds from PIPE financing, net of issuance costs	67,384	—
Proceeds from exercises of stock options	1,039	349
Other financing activities, net	—	(2,634)
Net cash provided by financing activities	68,423	43,173
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(104,738)	9,816
Cash, cash equivalents and restricted cash, beginning of period	173,119	41,477
Cash, cash equivalents and restricted cash, end of period	$68,381	$51,293
Non-cash investing and financing activities:
Property and equipment capitalized under tenant improvement allowance	$7,583	$2,138
Purchases of property and equipment in accounts payable and accrued expenses	$1,401	$167
Financing costs in accounts payable and accrued expenses	$—	$965
Operating lease liabilities arising from right-of-use assets	$—	$26,777
Supplemental cash flow information:
Cash paid for income taxes	$47	$27
Cash paid for operating lease liabilities	$2,083	$2,244

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

Reverse Merger with Legacy Korro

On July 14, 2023, Frequency Merger Sub, Inc. (“Merger Sub”) a Delaware corporation, a wholly-owned subsidiary of Frequency Therapeutics, Inc. (“Frequency”), a Delaware corporation and Korro Bio Ops, Inc (“Legacy Korro”), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger was completed on November 3, 2023 (the “Merger” or the "Transaction"). In accordance with the Merger Agreement, the Merger Sub merged with and into Legacy Korro, with Legacy Korro surviving as a wholly-owned subsidiary of the Company. In connection with the completion of the Merger, the Company changed its name from Frequency Therapeutics, Inc. to Korro Bio, Inc. On November 6, 2023, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “KRRO”.

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2024 of $169.1 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of $245.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

The results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2024, or any other interim periods, or any future year or period.

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

Recent Accounting Pronouncements—Yet to be Adopted

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$62,743	$62,743	$—	$—
Marketable securities
U.S. treasury bills	48,729	—	48,729	—
U.S. government agency securities	57,176	—	57,176	—
MS APA asset	1,276	—	—	1,276
Total financial assets	$169,924	$62,743	$105,905	$1,276

Financial liabilities
CVR liability	$1,276	$—	$—	$1,276
Total financial liabilities	$1,276	$—	$—	$1,276

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds, included in cash and cash equivalents	$158,706	$158,706	$—	$—
MS APA asset	1,448	—	—	1,448
Total financial assets	$160,154	$158,706	$—	$1,448

Financial liabilities:
CVR liability	$1,448	$—	$—	$1,448
Total financial liabilities	$1,448	$—	$—	$1,448

As noted previously in Note 1, at the effective time of the Transaction, the Company entered into the CVR Agreement providing for the payment of certain contingent cash payments equal to the net amount of proceeds actually received by the Company or its subsidiaries after the end of each fiscal quarter following the first anniversary of the closing of the Transaction related to the disposition of assets related to Frequency’s former multiple sclerosis programs, with the time periods and subject to deductions as provided therein. The Company concluded that the CVR is a derivative liability and is accounted for at fair value, which was $1.3 million as of September 30, 2024 and $1.4 million as of December 31, 2023, of which $0.6 million and $0.4 million is included in accrued expenses and other current liabilities and the remaining $0.7 million and $1.0 million in other non-current liabilities in the consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively. Concurrently, the Company entered into the MS APA with Progentos, whereby Progentos acquired the rights, title and interest in certain assets related to the Company’s MS program. The MS APA included initial consideration of $0.5 million in proceeds that were settled through net cash at the Merger closing and will be entitled to future milestone payments of up to $17.5 million as well as a $0.7 million payment in the event of Progentos closing of an equity financing at or above a specified amount. The equity financing milestone was triggered in the second quarter of 2024 and the related milestone payment of $0.7 million was received from Progentos and distributed to the CVR holders. The Company concluded that the MS APA is a derivative asset and is accounted for at fair value, which was $1.3 million as of September 30, 2024 and $1.4 million as of December 31, 2023, respectively, of which $0.6 million and $0.4 million is included in prepaid and other current assets and the remaining $0.7 million and $1.0 million in other long-term assets in the consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

The fair value of the CVR liability and the MS APA are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the nine months ended September 30, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2023, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

4. Marketable Securities

Marketable securities were comprised as follows (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury bills	Within 1 year	$48,649	$80	$—	$48,729
U.S. government agency securities	Within 1 year	24,911	150	—	25,061
U.S. government agency securities	Between 1 to 2 years	31,731	384	—	32,115
Total		$105,291	$614	$—	$105,905

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of September 30, 2024. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of September 30, 2024. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The Company did not hold any available-for-sale securities as of December 31, 2023.

5. Restricted Cash

As of September 30, 2024, the Company maintained current restricted cash of $1.8 million and non-current restricted cash of $3.4 million. As of December 31, 2023, the Company maintained current restricted cash of $3.6 million and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of September 30, 2024 and December 31, 2023 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$63,207	$166,150
Restricted cash	5,174	6,969
Cash, cash equivalents and restricted cash	$68,381	$173,119

6. Property and Equipment, Net

Property and equipment, net, as of September 30, 2024 and December 31, 2023 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	September 30, 2024	December 31, 2023
Laboratory equipment	5	$11,682	$11,187
Furniture and office equipment	4	1,068	481
Computer equipment	3	248	241
Leasehold improvements	Shorter of useful life or remaining lease term	25,767	3,356
Construction in progress		223	8,242
Total property and equipment, gross		38,988	23,507
Less: accumulated depreciation		(9,877)	(7,842)
Total property and equipment, net		$29,111	$15,665

As of September 30, 2024 and December 31, 2023, the Company had construction in progress of $0.2 million and $8.2 million, respectively, predominately related to laboratory equipment received but not yet installed and capitalizable costs related to the Company’s new corporate headquarters.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2.3 million and $2.6 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$3,063	$7,896
External research and development services	1,287	1,255
CVR liability, current	558	395
Professional fees	365	219
Other operating expenses	186	447
Total accrued expenses and other current liabilities	$5,459	$10,212

8. Common Stock

At the closing of the Merger, the shares of Legacy Korro common stock were converted into shares of the Company's common stock based on the exchange ratio determined in the Merger Agreement.

As of September 30, 2024, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 per value per share. Prior to the Merger, the holders of Legacy Korro’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2024, no dividends had been declared.

As of September 30, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	September 30, 2024	December 31, 2023
Exercises of outstanding stock options	1,282,382	1,323,151
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	644,524	255,694
Future issuances under 2023 ESPP Plan	168,667	88,502
Total reserved for future issuance	2,103,622	1,675,396

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

9. Preferred Stock

As of September 30, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$418	$157	$1,031	$403
General and administrative	855	247	2,074	751
Total stock-based compensation expense	$1,273	$404	$3,105	$1,154

Stock Option Activity

The fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.1%	3.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.6%	69.5%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $31.99 and $13.87 per share, respectively.

The following table summarizes changes in stock option activity during the nine months ended September 30, 2024 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,323,151	$23.49	8.4	$36,310
Granted	214,107	$46.78
Exercised	(52,765)	$18.92
Forfeited	(149,953)	$18.26
Cancelled	(52,158)	$116.61
Outstanding as of September 30, 2024	1,282,382	$24.39	8.2	$18,095
Exercisable at September 30, 2024	508,595	$22.90	6.7	$8,795

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $1.4 million and $0.2 million, respectively.

As of September 30, 2024, there was unrecognized stock-based compensation expense related to unvested stock options of $12.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

11. Collaboration Agreements

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

As of September 30, 2024, one development milestone of $1.0 million has been achieved and the Company has recorded $2.7 million and $3.5 million within research and development expense in the condensed consolidated statement of operations during the nine months ended September 30, 2024 and 2023, respectively. The Company has recorded $0.3 million and $0.5 million within research and development expense in the condensed consolidated statement of operations during the three months ended September 30, 2024 and 2023, respectively.

Novo Nordisk Agreement

On September 13, 2024, the Company entered into a research collaboration and license agreement with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement).

Under the agreement, the Company has the potential to receive up to a total of $530.0 million plus tiered royalties and cost reimbursement for the Company's performance of research and development activities for two programs. Novo Nordisk agreed to pay the Company an upfront non-refundable fee of $10.0 million for the research program with respect to the initial target, and the Company is eligible to receive an additional $10.0 million upfront non-refundable fee for a second research program with respect to the second target (if nominated by Novo Nordisk). The Company is eligible to receive research and development and regulatory milestone payments of up to $115.0 million for the initial target and up to an additional $115.0 million for the second target (if applicable). The Company is eligible to receive commercial milestone payments of up to $140.0 million for the initial target and up to an additional $140.0 million for the second target (if applicable). In addition, Novo Nordisk agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, mid-single digit percentage of the annual net sales of such licensed product.

Subject to the terms of the agreement, the Company granted Novo Nordisk an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by the Company for the purpose of researching, developing, manufacturing, commercializing or otherwise exploiting certain licensed compounds and licensed products that contain such licensed compounds, for all uses and indications, including prophylactic, diagnostic, therapeutic, curative, management, mitigation and preventative uses. During the term of the agreement and a two-year post-termination period and on a per target basis, the Company will not be permitted to research, develop, manufacture, commercialize, or otherwise exploit outside of the collaboration, any product targeting such target.

Under the agreement, the Company is responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and the Company is eligible to receive cost reimbursement from Novo Nordisk for its performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable).

Unless earlier terminated, the agreement has a term that continues, on a per licensed product and per country basis, until the later of (i) the expiration of the last valid patent claim controlled or invented by us that covers the composition of matter of such licensed product’s licensed compound in such country, and (ii) 10 years after the first reimbursed sale of such licensed product in such country. Novo Nordisk has the right to terminate the agreement without cause in its entirety or on a per research program or per licensed product basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. Upon termination of the agreement due to Novo Nordisk’s actions, the license granted by the Company to Novo Nordisk to develop, manufacture, commercialize or otherwise exploit the licensed compounds and licensed products will automatically terminate with respect to the terminated research program or terminated licensed product, as applicable. Upon termination of the agreement due to the Company's actions, Novo Nordisk may choose to either have the license granted by the Company to Novo Nordisk to develop, manufacture, commercialize or otherwise exploit the licensed compounds and licensed products terminate or continue with respect to the terminated research program or terminated licensed product.

In October 2024, the Company received an upfront nonrefundable payment of $10.0 million from Novo Nordisk and expected to receive approximately $29.5 million in cost reimbursement through 2026 to fund the related research and development activities related to the first product candidate, or program target. The Company is entitled to an additional upfront nonrefundable payment from Novo Nordisk upon the selection of the second program target as well as related cost reimbursements.

12. Commitments and Contingencies

Leases

The Company had an operating lease at One Kendall Square, Cambridge, Massachusetts where it occupied 22,561 square feet of laboratory and office space (the “OKS Facility”) pursuant to a lease agreement that expired September 30, 2024 (after being extended from December 31, 2023 pursuant an October 20, 2023 lease amendment). The Company also had an operating sublease agreement at Cummings Park in Woburn, Massachusetts where it occupied 18,148 square feet of laboratory and office space (the “Cummings Park Sublease”), which expired on July 31, 2024.

The Company has an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized $9.8 million of the $13.1 million tenant improvement allowance as of September 30, 2024. The lease has remaining term of approximately 10 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

Future minimum lease payments for 60 First Street Lease, net of $3.3 million expected to be received and intended to be used related to the remaining tenant improvement allowance and rent credits associated with the 60 First Street Lease, as of September 30, 2024 were as follows (in thousands):

As of September 30, 2024
2024	$(1,776)
2025	6,247
2026	7,341
2027	7,557
Thereafter	52,498
Total Future Minimum Leases Payments	71,867
Less: Interest	(30,082)
Present Value of Operating Lease Liabilities	$41,785

As of September 30, 2024, the weighted average remaining lease term was 9.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,939	$1,892	$6,197	$3,794
Variable lease costs	471	253	1,295	742
Short-term lease costs	257	182	919	541
Total lease costs	$2,667	$2,327	$8,411	$5,077

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

On June 3, 2021 and June 22, 2021, purported stockholders of Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against Frequency and Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, Frequency’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), due to allegedly false and misleading statements and omissions about Frequency’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in Frequency’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, plaintiff-appellant submitted its opening brief to the First Circuit. Frequency filed its opposition brief on October 27, 2023, and plaintiff-appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. On July 18, 2024, plaintiff filed a motion in the U.S. District Court for the District of Massachusetts requesting that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. The Company filed an opposition to that motion on August 8, 2024, and on November 1, 2024 the U.S. District Court for the District of Massachusetts denied the plaintiff's request that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. At this stage of the case, the Company is not able to estimate a range of possible loss. Because an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2024.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.5 million and $0.4 million of matching contributions to the 401(k) Plan during the nine months ended September 30, 2024 and September 30, 2023, respectively.

14. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Legacy Korro Series Seed Preferred Stock	—	684,739
Legacy Korro Series A Preferred Stock	—	2,029,666
Legacy Korro Series B-1 Preferred Stock	—	1,104,178
Legacy Korro Series B-2 Preferred Stock	—	1,036,656
Unvested Legacy Korro restricted common stock	—	209
Outstanding Legacy Korro stock options	1,282,382	611,310
Outstanding Legacy Korro warrant	8,049	8,049
Total	1,290,431	5,474,807

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

Our most advanced program is a development candidate, KRRO-110, for the treatment of AATD where, using our proprietary RNA editing approach, we are repairing a pathogenic variant on RNA. KRRO-110 has the potential to be disease-modifying and provide a differentiated therapeutic option. In November 2024, we announced submission of a regulatory filing for a Phase 1/2 clinical trial for KRRO-110 to Australian Bellberry Human Research Ethics Committee, or HREC. Subject to approval by HREC and acceptance of a clinical trial notification by Australia’s Therapeutic Goods Administration, or TGA, we anticipate dosing the first participant in the Phase 1/2 clinical trial in the first quarter of 2025. An interim data readout for the Phase 1/2 clinical trial of KRRO-110 is anticipated in the second half of 2025, and completion of the clinical trial is expected in 2026.

Since inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, securing related intellectual property, and conducting research and development activities for our potential programs and product candidates. Since inception, we have funded our operations primarily through the private placement of our equity securities. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of our convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the Merger (as defined in Note 1 to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), or the Pre-Closing Financing and $70.0 million from the April 2024 private placement of shares of our common stock, or the April 2024 PIPE.

We have incurred significant operating losses since inception. Our net losses were $62.4 million and $55.7 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $245.4 million as of September 30, 2024. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advances product candidates through clinical stages, and seeks regulatory approvals for our pipeline candidates. As a result of the Merger, we also expect to incur additional costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

We do not have any product candidates approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully obtain regulatory approval for our product candidates, if ever, and as appropriate, move pipeline candidates into the clinic and complete clinical development. We have yet to commence clinical trials on any of our program candidates. If we obtain regulatory approval for our product candidates and do not enter into third-party commercialization partnerships, we expect to incur significant expenses related to developing commercialization capabilities to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our development and growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private offerings of securities, debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a negative effect on our business, results of operations and financial condition.

Recent Developments

September 2024 Novo Nordisk Collaboration and License Agreement

On September 13, 2024, we entered into a research collaboration and license agreement with Novo Nordisk A/S, or Novo Nordisk, pursuant to which we granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement).

Under the agreement, we have the potential to receive up to a total of $530.0 million plus tiered royalties and cost reimbursement for our performance of research and development activities for two programs. Novo Nordisk agreed to pay us an upfront, non-refundable fee of $10.0 million for the research program with respect to the initial target, and we are eligible to receive an additional $10.0 million upfront, non-refundable fee for a second research program with respect to the second target (if nominated by Novo Nordisk). We are eligible to receive research and development and regulatory milestone payments of up to $115.0 million for the initial target and up to an additional $115.0 million for the second target (if applicable). In addition, Novo Nordisk agreed to pay us royalties for each potential licensed product developed under the agreement that are an escalating tiered, mid-single digit percentage of the annual net sales of such licensed product. We are eligible to receive commercial milestone payments of up to $140.0 million for the initial target and up to an additional $140.0 million for the second target (if applicable). For more information, see Note 11 - Collaboration Agreements in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our external research and development expenses consist primarily of fees paid to CROs, CMOs and outside consultants in connection with our preclinical development activities. Our external research and development expenses also include fees incurred under license agreements. As a pre-clinical company, we do not yet track these external research and development costs on a program-by-program basis. We plan to track program costs on our lead development candidate KRRO-110 upon filing of an Investigational New Drug, or IND (or equivalent), application.

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
•
establishing an appropriate safety profile with IND-enabling studies;
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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, HREC, TGA, or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$15,964	$14,008	$1,956	$46,674	$41,828	$4,846
General and administrative	7,328	5,140	2,188	22,196	15,813	6,383
Total operating expenses	23,292	19,148	4,144	68,870	57,641	11,229
Loss from operations	(23,292)	(19,148)	(4,144)	(68,870)	(57,641)	(11,229)
Other income, net
Other income, net	2,284	656	1,628	6,526	1,922	4,604
Total other income, net	2,284	656	1,628	6,526	1,922	4,604
Loss before provision for income taxes	(21,008)	(18,492)	(2,516)	(62,344)	(55,719)	(6,625)
Provision for income taxes	9	—	9	(38)	(27)	(11)
Net loss	$(20,999)	$(18,492)	$(2,507)	$(62,382)	$(55,746)	$(6,636)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
External research and development	$6,184	$4,935	$1,249	$16,435	$12,768	$3,667
Personnel-related expenses	4,339	3,801	538	13,890	10,882	3,008
Lab supplies & consumables	946	1,738	(792)	3,318	5,865	(2,547)
Facilities costs	2,876	2,647	229	8,540	6,377	2,163
Consulting	961	622	339	2,170	2,017	153
Sponsored research and license fees	3	(128)	131	951	2,564	(1,613)
Other	655	393	262	1,370	1,355	15
Total research and development expenses	$15,964	$14,008	$1,956	$46,674	$41,828	$4,846

Research and development expenses were $16.0 million for the three months ended September 30, 2024, compared to $14.0 million for the three months ended September 30, 2023. The increase of $2.0 million was primarily driven by a $1.3 million increase in discovery, preclinical and contract manufacturing costs as we prepared for our first-in-human trial of KRRO-110, a $0.6 million increase in consulting and other costs to support expanding in-house research and development activities, a $0.5 million increase in personnel-related expenses primarily due to an increase in headcount to support the expansion of our research and development function, a $0.2 million increase in facility costs that support our overall research and development activities, a $0.1 million increase in license and milestone fees, partially offset by a $0.8 million decrease in lab supplies and consumables primarily due to reduction in consumables purchased for screening and sequencing.

Research and development expenses were $46.7 million for the nine months ended September 30, 2024, compared to $41.8 million for the nine months ended September 30, 2023. The increase of $4.8 million was primarily driven by a $3.7 million increase in discovery, preclinical and contract manufacturing costs as we prepared for our first-in-human trial of KRRO-110, a $3.0 million increase in personnel-related expenses primarily due to an increase in headcount to support the expansion of our research and development function, and a $2.2 million increase in facility costs primarily due to the expansion of our mixed-use office spaces and overall support of research and development activities, partially offset by a $2.5 million decrease in lab supplies and consumables primarily due to reduction in consumables purchased for screening and sequencing, a $1.6 million decrease in sponsored research and license fees primarily attributable to an upfront payment of $2.5 million made to Genevant in March 2023 upon execution of a collaboration and license agreement partially offset by the achievement of a $1.0 million milestone in the first half of 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Personnel-related expenses	$3,163	$2,171	$992	$9,507	$7,037	$2,470
Professional services	2,267	1,792	475	6,999	5,701	1,298
Facilities expenses	904	760	144	2,792	1,833	959
Other	994	417	577	2,898	1,242	1,656
Total general and administrative expenses	$7,328	$5,140	$2,188	$22,196	$15,813	$6,383

General and administrative expenses were $7.3 million for the three months ended September 30, 2024, compared to $5.1 million for the three months ended September 30, 2023. The increase of $2.2 million was primarily driven by a $1.0 million increase in employee related expenses driven by an increase in headcount to support the overall growth of our company, a $0.6 million increase in information technology, insurance and other expenses, a $0.4 million increase in professional service fees, and a $0.1 million increase in facilities expenses.

General and administrative expenses were $22.2 million for the nine months ended September 30, 2024, compared to $15.8 million for the nine months ended September 30, 2023. The increase of $6.4 million was primarily driven by a $2.5 million increase in employee related expenses driven by an increase in headcount to support the overall growth of our company, a $1.6 million increase in information technology, insurance and other costs, a $1.3 million increase in professional fees, and a $1.0 million increase in facility costs primarily due to the expansion of our mixed-use office spaces and overall support of the growth of our company.

Other Income, Net

Total other income, net was $2.3 million for the three months ended September 30, 2024, compared to $0.7 million for the three months ended September 30, 2023. The increase of $1.6 million was primarily due to an increase of $1.6 million in interest income earned from our cash, cash equivalents and marketable securities driven by steady interest rates and higher cash, cash equivalent and marketable securities balance.

Total other income, net was $6.5 million for the nine months ended September 30, 2024, compared to $1.9 million for the nine months ended September 30, 2023. The increase of $4.6 million was primarily due to an increase of $4.6 million in interest income earned from our cash, cash equivalents and marketable securities driven by steady interest rates and higher cash, cash equivalent and marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the Pre-Closing Financing and $70.0 million from the April 2024 PIPE. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $169.1 million.

Since inception, we have incurred significant operating losses and, as of September 30, 2024, had an accumulated deficit of $245.4 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $169.1 million. We expect that our cash, cash equivalents and marketable securities outstanding as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, HREC, TGA and other regulatory authorities;
•
the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under any existing or future collaboration and license agreements;
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

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(52,579)	$(46,176)
Net cash (used in) provided by investing activities	(120,582)	12,819
Net cash provided by financing activities	68,423	43,173
Net (decrease) increase in cash, cash equivalents and restricted cash	$(104,738)	$9,816

Cash Used in Operating Activities

Net cash used in operating activities was $52.6 million for the nine months ended September 30, 2024, which consisted of $62.4 million of net loss, $7.4 million of non-cash adjustments to net loss and an increase of $2.4 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $3.1 million of amortization of operating lease right of use, or ROU, assets, $3.1 million of stock-based compensation expenses, and $2.3 million of depreciation expenses partially offset by $1.2 million of net amortization of premiums and discounts on marketable securities. The increase in net assets consisted primarily of a $10.0 million increase in accounts receivable and deferred revenue, respectively, a $8.6 million increase in operating lease liabilities, a $0.6 million increase in prepaid expenses and other current assets, offset by a $4.8 million decrease in accrued expenses and other liabilities and a $0.8 million decrease in accounts payable.

Net cash used in operating activities was $46.2 million for the nine months ended September 30, 2023, which consisted of $55.7 million of net loss, $6.1 million of non-cash adjustments to net loss and an increase of $3.4 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $2.6 million of depreciation expense, $2.4 million of amortization of operating lease ROU assets, and $1.1 million of stock-based compensation expenses. The increase in net assets consisted primarily of a $1.7 million increase in accrued expenses and other liabilities, a $1.3 million increase in operating lease liabilities, a $0.3 million increase in accounts payables and a $0.1 million increase in other non-current assets.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $120.6 million for the nine months ended September 30, 2024 and consisted primarily of $118.1 million of purchase of marketable securities and $16.5 million of purchase of property and equipment, offset by $14.0 million of proceeds from maturities of marketable securities.

Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2023 and consisted primarily of $19.0 million proceeds from maturity of marketable securities, offset by $6.2 million of purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $68.4 million for the nine months ended September 30, 2024 and consisted primarily of net proceeds from the April 2024 PIPE.

Net cash provided by financing activities was $43.2 million for the nine months ended September 30, 2023 and consisted primarily of net proceeds from the issuance of Legacy Korro’s Series B-2 convertible preferred stock.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimate in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. See the 2023 10-K for more information about our critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2023 10-K.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements applicable to our financial position and results of operations is included in Note 2 to our condensed consolidated financial statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard. We will remain an emerging growth company until December 31, 2024, which is the fifth anniversary of the closing of our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $169.1 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

On June 3, 2021 and June 22, 2021, purported stockholders of Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against Frequency and Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, Frequency’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Exchange Act due to allegedly false and misleading statements and omissions about Frequency’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in Frequency’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, plaintiff-appellant submitted its opening brief to the First Circuit. Frequency filed its opposition brief on October 27, 2023, and plaintiff-appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. On July 18, 2024, plaintiff filed a motion in the U.S. District Court for the District of Massachusetts requesting that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. We filed an opposition to that motion on August 8, 2024, and on November 1, 2024 the U.S. District Court for the District of Massachusetts denied the plaintiff's request that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. We intend to vigorously defend against the lawsuit.

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

Since inception, we have incurred significant operating losses. Our net loss was $62.4 million and $55.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $245.4 million. We have financed our operations primarily through private placements of our preferred stock and more recently, common stock in the Pre-Closing Financing that closed immediately prior to the Merger and our April 2024 PIPE. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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
•
experience any delays or interruptions due to global pandemics, such as the recent COVID-19 endemic, or other events unrelated to our business such as the Russian invasion of Ukraine or recent turmoil in the Middle East that could result in delays in preclinical testing and clinical trials or interruptions in the supply chain; and
•
operate as a public company.

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

We have transitioned from discovery, research and development to early preclinical development for our development candidate, KRRO-110, and in November 2024, we announced the submission of a regulatory filing for a Phase 1/2 clinical trial for AATD to HREC. Because of the numerous risks and uncertainties associated with developing oligonucleotide product candidates, and the risks associated with conducting clinical trials we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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
•
negotiate favorable terms in any existing or future collaboration, licensing or other arrangements and perform our obligations in such collaborations;
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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, HREC, TGA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of September 30, 2024, our cash, cash equivalents and marketable securities were $169.1 million, excluding restricted cash, or $174.3 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2026. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

Our business has now become that of Legacy Korro, an early-stage company founded in September 2018 and which commenced operations in October 2019. Prior to the Merger, Legacy Korro’s operations (which are now ours) were limited to organizing and staffing, business planning, raising capital, acquiring and developing our platform and technology and identifying and beginning to advance preclinical testing of potential product candidates. Although we recently submitted a regulatory filing to conduct our first in-human trial of our product candidate, KRRO-110, such submission has not yet been accepted and there is no guarantee that we will be able to commence such trial. All of our other current programs are still in the research or preclinical stage of development and their risk of failure is high. We have not yet demonstrated an ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale therapy, arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new therapy from the time it is discovered to when it is available for treating patients.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes in the past. We have not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. In addition, we may experience ownership changes in the future as a result of future securities offering or subsequent shifts in our stock ownership, some of which are outside of our control. In particular, if the Merger or the Pre-Closing Financing constitutes an ownership change within the meaning of Section 382 of the Code, we could lose or otherwise be substantially limited in our ability to use our NOLs and tax credit carryforwards. As a result, if we earn net taxable income in the future, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income or income taxes may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

Commencing clinical trials in the United States is also subject to acceptance by the FDA of any future investigational new drug applications, or INDs, and finalization of trial designs based on discussions with the FDA and other regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or any clinical endpoints selected, which may require us to complete additional studies or trials or impose stricter approval conditions than we expect. There are equivalent processes and risks applicable to clinical trial applications, or CTAs, in other countries, including in Europe, the UK and Australia, where we have submitted a regulatory filing for a Phase 1/2 clinical trial of KRRO-110 for AATD.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States, including the proposed Phase 1/2 clinical trial for KRRO-110 in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates. Similarly, marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods.

Commercialization of any product candidates we may develop will also require obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. If we do not successfully commercialize any product candidates we may develop, we could experience a material harm to our business.

RNA editing is a novel technology with limited clinical validation for human therapeutic use. The approaches we take to discover and develop novel therapeutics are unproven and may never lead to marketable products.

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

We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, and preclinical development. Currently, all of our programs are still in the research or preclinical stage of development and we have only recently made a regulatory submission to commence our first clinical trial. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the European Union, or EU, and Australia, where we have submitted a regulatory filing for a Phase 1/2 clinical trial of KRRO-110 for AATD.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the EMA, HREC and TGA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of our product candidates will depend on many factors, including the following:

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

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•
our preclinical studies or clinical trials may produce negative or inconclusive results, including results that may not meet the level of significance or clinical benefit required by the FDA or other regulators, such as HREC or TGA, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;
•
delays in filing INDs, our Australian submission to HREC, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•
conditions imposed on us by the FDA, HREC, TGA or comparable foreign authorities regarding the scope or design of our clinical trials;
•
divergent views between FDA and other homologue regulatory authorities as to the objectives and/or design of the clinical trials required in support of marketing registration;
•
problems in obtaining or maintaining IRB approval of trials;
•
delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients eligible for clinical trials;
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions, including as a result of COVID-19 or any other pandemic or endemic or other events, such as the Russian invasion of Ukraine or ongoing conflict in the Middle East;
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
•
unfavorable outcome of FDA, HREC, TGA or other regulatory agency inspection and review of a manufacturing or clinical trial site or other records relating to the clinical investigation;
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

The successful initiation and completion of any of our clinical trials, including our planned Phase 1/2 clinical trial of KRRO-110 for AATD, within timeframes consistent with our business plans, is dependent on various factors, which include, but are not limited to, our ability to:

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

Although we recently made a Phase 1/2 clinical trial submission for KRRO-110, we have not evaluated any product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and none involving RNA editing technology similar to our technology. It is impossible to predict when, or if, any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that RNA editing technologies will not cause undesirable side effects, such as lymphoma, leukemia, or other cancers, or other aberrantly functioning cells.

If any such adverse events occur, our future clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, HREC, TGA or other regulatory authorities could order us to cease further development of, or deny approval of, any future product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete any future trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in both the United States and globally. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the United States, the EU, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. For an overview and discussion of the regulatory framework for pricing and reimbursement, see Item 1 “Business—Government Regulation—Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products” in the 2023 10-K.

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

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for any future product candidates. Even though the FDA issued two draft guidance documents in December 2021 relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2024, final guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for RNA editing oligonucleotide therapies. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign homologues of any regulatory filings that we may submit. Moreover, the FDA or other foreign homologues may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain regulatory approval or be subject to additional post-marketing studies or other requirements to maintain such approval. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock could decline.

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

Because we are developing product candidates in the field of genetic medicines in which there is little clinical experience, there is increased risk that the FDA, the EMA, HREC, TGA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or comparable foreign applications to regulatory authorities and obtain regulatory clearance to commence clinical development, such as our recent regulatory submission to HREC to conduct our first-in-human clinical trial of KRRO-110. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities, such as HREC for our planned Phase 1/2 clinical trial, will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze.

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

In August 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications; and we may not see any benefit from our collaboration agreement with Novo Nordisk.

We recently entered into a collaboration agreement with Novo Nordisk A/S, or Novo Nordisk, and in the future, we may decide to collaborate with non-profit organizations, universities, pharmaceutical and other biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The success of any potential collaboration arrangements, including our recent agreement with Novo Nordisk, will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

As of September 30, 2024, we had 95 full-time employees, including 24 who hold Ph.D. degrees; 68 employees are engaged in research and development and 27 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Likewise, our patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2040 through 2045, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

•
we have been engaged in scientific collaborations and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
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

We are incurring and expect to continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We are incurring and expect to continue to incur significant legal, accounting and other expenses operating as a public company, including costs associated with public company reporting obligations under the Exchange Act. Our management team includes some individuals who have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we continue to comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with operating our current business as a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We will no longer qualify as an emerging growth company after December 31, 2024. After we no longer qualify as an emerging growth company, we expect to still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which will allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company or a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our charter or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, which for purposes of this risk factor refers to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act and the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which for purposes of this risk factor refers to herein as the “Federal Forum Provision.” In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 68% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

We will have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We will have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): On July 19, 2024, Vineet Agarwal, our Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 11,872 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on January 6, 2025. On August 8, 2024, Todd Chappell, our Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 2,284 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on February 3, 2025. On June 13, 2024, Steve Colletti, our former Chief Scientific Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 6,257 shares of our common stock issuable upon the exercise of stock options; this plan would have expired on December 9, 2024 per its terms had it not been terminated on August 5, 2024 following his departure from our company. During the three months ended September 30, 2024, none of our other officers or directors informed us that they adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019 ).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020).
10.1*+	Research Collaboration and License Agreement, dated September 13, 2024 between Korro Bio, Inc. and Novo Nordisk A/S.
10.2*¥	Lease Agreement, dated April 25, 2022 between Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.) and NW Cambridge Property Owner LLC.
10.3#*	Consulting Agreement, dated August 26, 2024 between Korro Bio, Inc. and David Lucchino.
10.4#*	Employment Agreement, dated August 28, 2024 between Korro Bio, Inc. and Jeffrey Cerio.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

¥ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+ Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the SEC because the registrant has determined that information is both not material and is the type that the registrant treats as private or confidential.

† These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korro Bio, Inc.

Date: November 12, 2024	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Vineet Agarwal
Vineet Agarwal
Chief Financial Officer