Form 10-K
period 2024-12-31
Korro Bio, Inc.
filed 2025-03-18
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2024, was $236,755,297.

The number of shares of registrant’s Common Stock outstanding as of March 14, 2025 was 9,388,902.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 annual meeting of stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Unless the context otherwise indicates, references in this Annual Report on 10-K to the “Company,” the "combined company," “we,” “our” and “us” refer, collectively, to Korro Bio, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy Korro) after completion of our November 2023 business combination. The term “Legacy Korro” refers to privately held Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.), which we acquired in the November 2023 business combination. The term "Frequency" refers to our company, Frequency Therapeutics, Inc., prior to completion of our November 2023 business combination.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•
the timing, progress, results, and cost of our Phase 1/2a REWRITE clinical trial of KRRO-110, including Korro’s ability to complete the Phase 1/2a clinical study and KRRO-110’s best-in-class potential for the treatment of Alpha-1 Antitrypsin Deficiency;
•
the initiation, timing, progress, results, cost of and other statements regarding our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;
•
our strategy;
•
our cash runway and ability to reach meaningful clinical data readouts and data inflection points;
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
•
We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for Alpha-1 Antitrypsin Deficiency, or AATD, and not received any clinical trial results for any of our proposed delivery methods or RNA editing approaches in clinical trials. Any favorable results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials.
•
If preclinical studies or clinical trials of any product candidates we may identify and develop fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, or other delays in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
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
•
Our certificate of incorporation and bylaws and provisions under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
•
Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.
•
Unfavorable global economic conditions could adversely affect our business, financial condition, results of operations or cash flow.
•
Our business may be impacted by macroeconomic conditions, including fears concerning the financial services industry, inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company with a mission to discover, develop and commercialize a new class of genetic medicines based on editing RNA, enabling the treatment of both rare and highly prevalent diseases.

We are generating a portfolio of differentiated programs that are designed to harness the body’s natural RNA editing process to effect a precise yet transient single base edit. By editing RNA instead of DNA, we are expanding the reach of genetic medicines by delivering additional precision and tunability, which has the potential for increased specificity and improved long-term tolerability. Using an oligonucleotide-based approach, we expect to bring our medicines to patients by leveraging our proprietary platform with precedented delivery modalities, manufacturing know-how, and established regulatory pathways of approved oligonucleotide medicines. However, the scientific evidence to support the feasibility of developing product candidates using our RNA editing technology is both preliminary and limited. Moreover, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies and limited clinical data has been generated to date.

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

Mammals and other lower species like cephalopods have an endogenous process of modifying single bases on RNA, referred to as RNA editing. RNA editing is a natural physiological process, similar to RNA interference, or RNAi, that occurs in cells, including a mechanism mediated by an enzyme called Adenosine Deaminase Acting on RNA, or ADAR. Our RNA editing approach involves co-opting this endogenous editing system via a proprietary engineered oligonucleotide to introduce precise edits to RNA. We iteratively optimize the editing efficiency of our product candidates using a combination of ADAR biology, chemistry and machine learning expertise. Using this approach, we can edit the transcriptome with high efficiency and specificity. The application of such an approach can provide the ability to alter an SNV and affect biology in meaningful ways.

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

OPERA integrates a deep understanding of ADAR biology with expertise in oligonucleotide chemistry, machine learning optimization of oligonucleotides and fit-for-purpose delivery, all of which are expected to enable rapid iteration of our product candidates across therapeutic targets. OPERA relies on the following key components that enable us to generate the proprietary RNA editing oligonucleotides that form the basis of our differentiated product candidates:

•
Expertise in ADAR biology, supported by extensive preclinical research using in vitro assays and proprietary mouse models as well as the fundamental work of our scientific advisors and founders to elucidate key insights and know-how of ADAR biology. This enables an understanding of ADAR activity translation among different species and disease states, allowing us to develop novel product candidates.
•
Expertise in oligonucleotide chemistry, enabled by the ability to identify and incorporate chemical modifications to generate a fully modified synthetic oligonucleotide. This increases our ability to generate potent oligonucleotides with drug-like properties, thereby increasing the editing and translational efficiency of our product candidates.
•
Machine learning optimization of oligonucleotides and target identification, driven by data science and computational capabilities for rapid and efficient design and iteration resulting in optimal product candidates for each disease or disease target being pursued.
•
Leveraging known delivery modalities, made possible by tissue-specific and validated delivery technologies that may potentially derisk our product candidates and enhance biodistribution, specificity, durability and editing efficiency of product candidates.

Such product candidates include Customized High-fidelity Oligonucleotides for RNA Deamination, or CHORDs. CHORDs are single stranded, anti-sense oligonucleotides designed to have high target efficiency and specificity by leveraging the pillars of OPERA.

The versatility of RNA editing combined with our OPERA platform broadens the therapeutic target space significantly. While our approach can be used to repair pathogenic SNVs, as demonstrated by our most advanced clinical-stage program, our AATD development candidate, KRRO-110, we can also engineer de novo SNVs and change amino acids on proteins to endow them with desired properties while preserving their broader functional capabilities as exemplified by three of our other programs (an undisclosed rare metabolic disorder, amyotrophic lateral sclerosis, or ALS, and pain). In preclinical studies, we have demonstrated that single RNA changes can disrupt protein-protein interactions, prevent protein aggregation, selectively modulate ion channels and activate kinases. These modification approaches can unlock validated target classes that have historically been difficult to drug, enabling us to pursue a broad range of diseases with potentially large addressable patient populations traditionally out-of-scope for other genetic medicine approaches and current traditional drug modalities.

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
•
Disrupting protein-protein interactions: A single SNV observed in human genetic association studies has the potential to inform how to transiently activate a protein pathway. We can generate this protein variant transiently using our RNA editing product candidates, thereby engineering a de novo SNV with preferred properties.
•
Other target classes: There are multiple other target classes that can be addressed such as preventing protein aggregation, selectively modulating ion channels and activating kinases that have been traditionally hard to leverage for developing medicines.

The pipeline chart below demonstrates the breadth of indications and applications enabled by our OPERA platform, with an initial focus on four programs that are all wholly-owned, along with up to two programs partnered with Novo Nordisk A/S, or Novo Nordisk, for cardiometabolic diseases. In January 2025 we announced the dosing of the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. All of our other programs are still in the research or preclinical stage of development and the risk of failure of all of our programs is high.

1De novo protein variant to prevent toxic gain-of-function (GoF) with TDP43 aggregation and overcome toxic loss-of-function (LoF)

We continue to make meaningful advancements across our programs, including recently advancing KRRO-110 into clinical development. Specifically, KRRO-110 is our first clinical-stage product candidate for the treatment for AATD that, using our proprietary RNA editing approach, is intended to repair the amino acid codon. This repair of the endogenous protein has the potential to clear protein aggregates from within liver cells to create a potentially disease-modifying clinically differentiated benefit for liver function and to preserve lung function by providing an adequate amount of normal alpha-1 antitrypsin protein, or AAT. AATD is an inherited genetic disorder that can cause severe progressive lung and liver disease due to a lack of normal AAT, caused by SNV mutations in the SERPINA1 gene. There are an estimated 5.5 million individuals with deficiency allele combinations worldwide. Despite being minimally effective and not fully addressing the needs of many AATD patients, augmentation therapy currently represents approximately $1.4 billion in annual sales worldwide. KRRO-110 has the potential to elevate the standard of care and expand the number of patients on treatment and potential to be a leader with a large market opportunity worldwide. However, KRRO-110 is in early clinical development and there is no guarantee that it or any of our other earlier stage programs will be successful.

KRRO-110 is a proprietary oligonucleotide that utilizes a proven lipid nanoparticle, or LNP, based delivery system administered intravenously to transiently restore production of normal AAT in liver hepatocytes. By correcting the pathogenic G to A SNV in the SERPINA1 gene, we aim to bring individuals with the Z mutation to a phenotype where over 50% of RNA has been corrected to produce normal AAT, preserving lung and liver function and preventing further damage. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they have not been clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other product candidates.

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
•
KRRO-110 increases M-AAT to >70% of total AAT protein in circulation in vivo.
•
An increase in functional AAT protein with the inhibition of elastase activity was sustained through week 13 when KRRO-110 was dosed every two weeks, demonstrating durability in mice.
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

In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110 in up to 64 participants, including healthy adults and clinically stable AATD patients with the PiZZ genotype. Secondary and exploratory endpoints include pharmacokinetic and pharmacodynamic parameters that will guide optimal dose selection for later stage studies. We have completed dosing of the first two single ascending dose cohorts in healthy adult volunteers. We have not observed any serious adverse events as of the date of this annual report on Form 10-K through completion of dosing of the first two cohorts. We continue to progress enrollment, site activation and expansion into other geographies beyond Australia, including the United States. In March 2025, we announced that the FDA has granted orphan drug designation to KRRO-110 for the treatment of AATD. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the trial is anticipated in 2026. Based on the preclinical data, we believe KRRO-110 has best-in-class potential for the treatment of AATD. However, KRRO-110 is in early clinical development and there is no guarantee that it will be successful.

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

We are led by an experienced team with deep expertise in genetic medicines, development of oligonucleotide-based therapeutics, building novel therapeutic platforms, and bringing multiple therapeutics to market. In addition, our executive leadership team has a successful track record of company building and leading biotech companies, including Ram Aiyar, Ph.D., President and Chief Executive Officer, an experienced executive and company builder with 20 years of diverse industry experience including research, business and strategy. We also have an accomplished scientific advisory board comprised of leading experts in the fields of ADAR biology, chemistry, translation medicine, and nucleic acid therapeutics and a clinical advisory board comprised of pulmonary and hepatic experts to support the clinical development and regulatory strategy for KRRO-110.

We are a mission-driven organization and thrive through a strong culture of scientific innovation and behavior that embodies our core values and principles. We are actively working to rewrite the future of medicine by remaining on the cutting edge of science and research. We believe our success is enabled by working better together by being dynamically different, leading us to employ a diverse team with varied expertise, enabled by kindness, integrity and respect.

We have attracted a talented team of industry experts and experienced scientists as part of a high-performing, nimble organization. Our research and development organization is comprised of individuals with expertise in DNA editing technologies, RNA biology, liver biology, CNS biology, medicinal chemistry, biochemistry and drug delivery, translational medicine, preclinical development, chemistry, manufacturing and controls, clinical development, clinical operations and regulatory affairs.

Since inception, we have raised $410.9 million in capital, including $70 million from the sale of shares of common stock issued in a private placement that closed on April 22, 2024, which was lead by leading healthcare investors that share our vision of creating transformative genetic medicines for rare and highly prevalent diseases.

Our Strategy

Our mission is to discover, develop and commercialize a new class of RNA editing therapies capable of improving the lives of patients with rare and highly prevalent diseases. We do this by applying our proprietary RNA editing platform, OPERA, which combines our unique expertise in ADAR biology and oligonucleotide chemistry with machine learning-driven optimization and fit-for-purpose delivery. Our RNA editing product candidates are designed to harness the body’s natural RNA editing processes to make a precise single base edit. However, this has only been observed in preclinical studies as we only recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and we have yet to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA. Our goal is to develop a portfolio of RNA editing product candidates with best-in-class properties across a range of diseases by executing on the following key pillars of our strategy:

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
•
Develop and continue to clinically advance a differentiated disease-modifying therapy for patients with AATD. Our first development candidate, KRRO-110, has the potential to provide a differentiated therapeutic option for AATD by addressing both the liver and lung pathologies. Our RNA editing oligonucleotide product candidates, including KRRO-110, have generated compelling preclinical data that demonstrates restoration of normal AAT protein while preventing the aggregation of dysfunctional AAT in the liver. Our preclinical in vivo data has demonstrated durability and high editing efficiency in both mice and NHPs, illustrating the potential applicability in humans. In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110. We have completed dosing of the first two cohorts of participants. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the trial is anticipated in 2026. Depending on the evidence of efficacy and tolerability, we intend to pursue expedited regulatory pathways. However, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies.
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
•
Maximize the potential of our OPERA platform through collaborations and strategic partnerships. We believe the versatility of our OPERA platform has the potential to create transformative genetic medicines for both rare and highly prevalent diseases. To fully realize this potential, we have established and plan to continue to actively seek out innovative collaborations, licenses, and strategic alliances with clinical leaders, academic medical centers of excellence, patient advocacy groups, and pioneering companies, including, for example, our collaboration with Novo Nordisk for up to two partnered programs for cardiometabolic diseases. Given the versatility and broad potential of our OPERA platform across therapeutic areas, especially in diseases with high prevalence, we may enter into additional strategic partnerships with external parties that have complementary capabilities to broaden and accelerate access to our RNA editing therapies.
•
Invest in human capital and encourage innovation to maintain a leading position and advance the frontiers of genetic medicines. We are a mission-driven organization, and we thrive through a strong culture that embodies our core values. We are actively working to rewrite the future of medicine and remain on the cutting edge of science and research by working better together and being dynamically different in employing a diverse team with varied expertise, enabled by kindness, integrity and respect. We have attracted a talented team of industry experts and experienced scientists as part of a high-performing and nimble organization. Our research and development organization is comprised of individuals with expertise in DNA editing technologies, RNA biology, liver biology, CNS biology, medicinal chemistry, biochemistry and drug delivery, translational medicine, preclinical development, chemistry, manufacturing and controls, clinical development, clinical operations and regulatory affairs.

Our 3-2-1 Strategy Through End of 2027: Potential for Developing Differentiated Therapies for Patients

Over the next three years through the end of 2027, our goal is to:

•
advance three product candidates into clinic trials, with KRRO-110 being our first
•
in two tissue types
•
with a single RNA-editing platform.

We refer to this as our 3-2-1 strategy through the end of 2027. We believe RNA editing has potential beyond the treatment of rare genetic diseases and our goal is to apply our OPERA platform to help patients with highly prevalent diseases.

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

OPERA relies on the following key components that enable us to generate our differentiated RNA editing product candidates:

•
Expertise in ADAR biology: Our insights and know-how of ADAR biology allow us to design oligonucleotides that efficiently recruit ADARs and promote deamination while maintaining selectivity and stability. RNA editing is dependent on endogenous ADAR expression levels and requires expertise in the physiological role of ADAR, its cell and tissue distribution, the factors that lead to efficient recruitment of ADAR to targeted sites and any consequences that may arise from co-opting ADAR from its normal function. We have developed a cell-free in vitro RNA editing assay with purified human ADAR1 and ADAR2 that predicts the RNA editing activity with our oligonucleotides. With our cell free assay capability, we are able to limit the number of components implicated in screening (target gene, RNA editing product candidates and ADAR), allowing us to measure the kinetics of RNA editing more accurately. Using only three components including the target RNA, oligonucleotide, and ADAR, we have shown that target editing efficiency is correlated with the chemical modification pattern of an oligonucleotide. Furthermore, we have found that this activity predicts the rank order of oligonucleotides in both in vitro cell-based systems and in vivo in rodents. This assay capability supports our understanding of the key steps required to edit RNA at a level of detail that is not possible in cells. These platform biology assay capabilities have enabled detailed mechanistic studies into the tissue distribution and subcellular localization of ADAR proteins and our RNA editing product candidates.
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
•
Machine learning optimization of oligonucleotides and target identification: We have built data science capabilities and a dedicated team to extract lessons from existing and newly generated experimental data to expeditiously and efficiently design and optimize RNA editing product candidates. Our proprietary machine learning models have been trained to accurately predict oligonucleotide structure and observed levels of editing. We have been able to demonstrate that these models are able to make accurate editing predictions even for previously unseen chemical modifications demonstrating their generalizability across targets. We have demonstrated the utility of our machine learning models through an increase in overall editing efficiency of new product candidates. In some cases, we have been able to go from design-to-data in as little as five weeks. However, there is no guarantee that this will result in an accelerated development or approval timeline, if at all.

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

Figure 5. We have a demonstrated ability to improve editing in target coding regions

•
Leveraging known delivery modalities: Our product candidates utilize short synthetic oligonucleotides, which we believe can be efficiently delivered using technologies such as LNP or GalNAc. These delivery technologies are well established and clinically validated and have been developed for precedented modalities such as siRNAs and ASOs. Each of these delivery vehicles has optimal characteristics suited for a given therapeutic application, and we believe have the potential to derisk our product candidates. Using CHORDs, we achieved greater than 50% editing in vivo utilizing both a ligand-based GalNAc conjugate and an LNP-based delivery approach (see Figure 6).

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

Our Pipeline Demonstrates the Versatility of the OPERA Platform

We are advancing a broad pipeline of four programs that are wholly owned and demonstrate the versatility of our OPERA platform, along with up to two programs partnered with Novo Nordisk for cardiometabolic diseases. In January 2025 we announced dosing of the first participants in our Phase 1/2a REWRITE clinical program of KRRO-110 for AATD, and we recently completed dosing of the first two cohorts. All of our other programs are still in the research or preclinical stage of development. The risk of failure of all of our programs is high.

1De novo protein variant to prevent toxic gain-of-function (GoF) with TDP43 aggregation and overcome toxic loss-of-function (LoF)

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

Intracellular protein aggregation is a cause of multiple diseases across the body. Specifically in neurodegenerative diseases, accumulation of specific proteins within neurons are pathogenic including Alzheimer’s disease, Parkinson’s disease, and ALS. Creating a protein variant that can prevent the aggregation, while preserving its intrinsic function, is a therapeutic approach that has the potential to provide a differentiated therapeutic option over knocking down or silencing the protein through alternate mechanisms.

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

Our AATD Program: RNA Editing to Repair Pathogenic Missense Variant

Our clinical-stage development candidate, KRRO-110, is in development as a potential treatment for AATD that has the potential to be disease-modifying and provide a differentiated therapeutic option. AATD is an inherited genetic disorder that can cause severe progressive lung and liver disease due to a lack of normal alpha-1 antitrypsin protein, or AAT, with varying intensity based on patient genotype and environmental factors. Patients often develop chronic obstructive pulmonary disorder, or COPD, in the lungs and cirrhosis of the liver, which can result in liver failure or death.

There are an estimated 5.5 million individuals with deficiency allele combinations worldwide. There is a single approved modality, a once-a-week infusion of pooled human plasma derived AAT, that does not adequately address the lung or liver manifestations of AATD. Within the United States alone, the opportunity to improve the existing standard of care and expand the treated population represents a large market opportunity.

KRRO-110 is a proprietary RNA editing oligonucleotide that is delivered to liver cells using an established LNP platform to restore production of normal AAT. KRRO-110 is delivered via intravenous infusion, where it co-opts endogenous ADAR to repair the pathogenic SNV and restore production of normal AAT, potentially creating a clinically differentiated benefit for both liver and lung function in affected individuals.

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
•
Potential to enable physiologic regulation of AAT using endogenous ADAR, thereby increasing normal AAT production during inflammation
•
Fit-for-purpose delivery using a proven LNP to maximize editing efficiency, leading to greater potential clinical benefit

We have generated compelling preclinical data demonstrating proof of concept across multiple RNA editing oligonucleotides targeting the SERPINA1 gene, including KRRO-110. KRRO-110 has achieved targeted durability, high editing efficiency (>50% editing in hepatocytes) and increased expression of normal AAT protein (>70% of total AAT protein in circulation) in an in vivo mouse model. We have also shown that earlier generation oligonucleotides that target a different site on the SERPINA1 gene than KRRO-110 have high translation of RNA editing efficiency from mice to non-human primates, or NHPs, demonstrating the potential applicability of our approach in humans. With regard to KRRO-110, we have shown high specificity with no bystander effects in MZ human primary hepatocytes. Additionally, we have demonstrated that intravenous administration at 2mg/kg resulted in secretion of approximately 50uM functional AAT as early as seven days post-single dose in a human transgenic PiZ mouse model and achieved greater than 60µM total AAT protein and 45µM of M-AAT levels at week 13. An increase in AAT protein and the inhibition of elastase activity were sustained through week 13 when dosed every two weeks, demonstrating durability in mice. Finally, we have shown greater than 40% editing in NHPs utilizing an earlier generation oligonucleotide designed to edit a surrogate SERPINA1 RNA target site.

While we believe we can demonstrate many of the key advantages of RNA editing, we are very early in our development efforts and not yet certain of the results we may achieve. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. Clinical development of KRRO-110 is ongoing and in January 2025 we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. We have completed dosing of the first two cohorts of participants. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the trial is anticipated in 2026. Depending on the evidence of efficacy and tolerability for our candidate in our first clinical study, we plan to pursue expedited regulatory pathways, including potentially requesting Fast Track Designation and Breakthrough Therapy Designation.

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

Genotypes of AATD

AATD is an inherited, autosomal recessive genetic disorder that is most frequently caused by a single nucleotide variant, or SNV, mutation in the SERPINA1 gene. The most common of these SNVs is the “Z” mutation, corresponding to a mutation of glutamate 342 to lysine, or E342K. A healthy individual typically exhibits an “MM” genotype, or PiMM, while an individual with a single Z allele would exhibit a heterozygous, or PiMZ genotype, and an individual with two Z alleles would exhibit a homozygous, or PiZZ, genotype.

Figure 10. PiMM genotype (normal liver and lung)

Impact of Z mutations on liver and lung function

The presence of a single Z allele can lead to insufficient production of normal AAT, as well as the production of dysfunctional AAT, causing manifestations of disease in both the lungs and liver. The severity of disease manifestation can vary according to each patient’s genotype, as well as environmental factors, such as exposure to inflammatory respiratory agents or other complications.

PiZZ individuals experience greater manifestations of disease as a result of their very low levels of normal AAT (10% - 15% of normal levels), which are insufficient to prevent lung damage after an influx of neutrophils. They are also at high risk of developing emphysema or COPD, which can present in individuals as early as in their thirties and forties. PiZZ individuals with additional environmental risk factors such as smoking or infection frequently develop COPD as early adults and develop very severe symptoms.

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

Prevalence of AATD and limitations of currently approved therapy

AATD is one of the three most common, potentially lethal, rare diseases affecting those of European descent. Worldwide, there are an estimated 5.5 million individuals with deficiency allele combinations. Studies suggest that clinical unawareness of AATD results in a significant number of patients that go undiagnosed or misdiagnosed. There are currently an estimated 100,000 patients in the United States with a PiZZ genotype, and 125,000 patients across the United Kingdom, Germany, France, Spain and Italy. Studies of PiMZ prevalence suggest as many as one in 49 individuals in the United States and one in 58 individuals across Europe.

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

KRRO-110

Summary of our preclinical studies and data generated to date leading to KRRO-110 nomination

We have generated highly compelling preclinical data that forms the basis for our proof of mechanism. We have affirmed that multiple disease modifying early generation product candidates have demonstrated proof-of-concept in in vivo studies leading to the selection of KRRO-110 as a development candidate.

Earlier generation product candidates have independently achieved clinically meaningful expression of normal AAT protein consistent with a PiMZ genotype within preclinical in vivo animal models while using clinically relevant doses administered on a weekly or biweekly basis. Given that human protein half-life is much longer than other species, we believe our therapies will support a longer dose interval in the clinic. In January 2025 we announced dosing of the first participants in our Phase 1/2a REWRITE clinical program of KRRO-110 for AATD, and we have completed dosing of the first two cohorts of participants.

In vitro activity in human cells: Our initial design iterations for RNA-editing oligonucleotides were conducted in in vitro human systems, specifically containing human ADAR and human SERPINA1 genes with a Z allele. By leveraging the capabilities of our OPERA platform, we have generated multiple product candidates that achieved increased editing activity in human in vitro systems.

KRRO-110 demonstrates high selectivity for editing at the E342K RNA site, as shown in Figure 14. No off-target editing was observed in MZ primary human hepatocytes assessed at 100 base sites above and below the E342K site, against background levels. A concentration gradient is observed with a dose-response at the E342K edit site.

Figure 14. Negligible in vitro cis off-target editing observed for KRRO-110 in MZ hepatocytes

Preclinical in vivo activity in mice with KRRO-110: To assess and differentiate our development candidate, KRRO-110, in a mouse model used widely in the AATD field, we used a human transgenic NSG-PiZ mouse. The NSG-PiZ transgenic mouse expresses the human SERPINA1 gene with the Z-mutation. As detailed in Figures 15 and 16 below, intravenous administration of KRRO-110 at 2 mg/kg resulted in >50% editing and secretion of approximately 50µM AAT as early as seven days post-single dose in the NSG-PiZ mouse model. Increase in AAT protein and the inhibition of elastase activity were sustained through week 13 when dosed every two weeks, demonstrating durability in mice.

Figure 15. Achieved >50% editing in human transgenic mouse model of Z genotype with a single dose

Figure 16. Secretion of functional AAT (approximately 50uM) as early as 7 days post-single dose

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

Selection of KRRO-110

The above data demonstrates the highly compelling preclinical data that forms the basis for our proof of mechanism and therapeutic approach. Additionally, we have generated non-GLP toxicology data and affirmed that multiple disease modifying early generation product candidates have demonstrated proof-of-concept in in vivo studies. The complete data set has led to the nomination of KRRO-110 as a development candidate, and which program is now our lead clinical-stage product candidate.

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

Figure 17. Editing de novo adenosine on cyno SERPINA1 to elucidate editing in higher species

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

Optimization of our NHP surrogate led to KB-1494 formulated in the current generation Genevant LNP (GVT-1). Upon receiving a 2mg/kg intravenous dose, liver editing was measured 4, 7, and 14 days after the initial dose in mice and 5 and 15 days after the initial dose in NHPs. As depicted in Figure 18, the observed degree of editing from KB-1494 in NHPs was statistically higher than what was observed in mouse. The observations could be recovered using a minimal PK/PD model and allometric scaling of the liver half-life for KB-1494. The same PK/PD modeling was then used to simulate predicted editing in humans. Based on the prediction in our simulation in Figure 18, we believe the editing in humans will achieve a higher peak with a more sustained response compared to our observations in nonclinical species. However, we have not received any clinical trial results for our RNA editing approach and favorable preclinical results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials.

Observations for KB–1494-GVT in PiZ C57BL/6 and Cyno

prediction
simulation
result
2mg/kg (single dose)
Editing (%)
100
80
60
40
20
0
0
10
20
Time (day)

Figure 18. Editing of SERPINA1 coding region in NHPs and C57BL/6-PiZ model showed correlation

Rewrite Clinical Program and Next Steps

In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110 in up to 64 participants, including healthy adults and clinically stable AATD patients with the PiZZ genotype. Secondary and exploratory endpoints include pharmacokinetic and pharmacodynamic parameters that will guide optimal dose selection for later stage studies. We have completed dosing of the first two single ascending dose cohorts in healthy adult volunteers. We have not observed any serious adverse events as of the date of this annual report on Form 10-K through completion of dosing of the first two cohorts. We continue to progress enrollment, site activation and expansion into other geographies beyond Australia, including the United States. In March 2025, we announced that the FDA has granted orphan drug designation to KRRO-110 for the treatment of AATD. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the trial is anticipated in 2026. Based on the preclinical data, we believe KRRO-110 has best-in-class potential for the treatment of AATD. However, KRRO-110 is in early clinical development and there is no guarantee that it will be successful.

Our Rare Metabolic Disorder Program: De Novo Protein to Prevent Degradation

We are developing proprietary oligonucleotides targeting the mRNA for a rare metabolic disorder to create de novo modified protein variants.

Our Differentiated Approach

We are engineering de novo SNVs enabling single amino acid changes to non-mutated RNA to create a de novo modified protein variant with desired altered properties while preserving their broader functional capabilities to prevent protein degradation for a number of related rare metabolic disorders. Our objective is for the resultant therapeutic protein to go beyond repairing pathogenic SNVs by changing amino acids on proteins implicated in disease biology in these metabolic disorders.

Next Steps

We are continuing to design and screen additional oligonucleotides to identify proprietary oligonucleotides for further evaluation. We expect to nominate a development candidate for our rare metabolic disorder program targeting the liver (GalNAc) with subcutaneous delivery to create de novo protein variants by the end of 2025.

Our Amyotrophic Lateral Sclerosis Program: Disrupting Protein Aggregation

We are developing proprietary oligonucleotides targeting the mRNA for TAR DNA binding protein 43, or TDP-43, a protein associated with the etiology of ALS.

Amyotrophic Lateral Sclerosis

ALS is an adult-onset, progressive, and fatal neurodegenerative disorder that causes muscle weakness, paralysis, and ultimately death. The majority of ALS patients die from respiratory failure within three to five years after symptom appearance, with a small percentage of patients surviving beyond 10 years. Despite being classified as a rare disease by the FDA and the EMA, ALS is considered one of the more common neurodegenerative diseases worldwide. Prevalence estimates vary, but it is widely accepted that there are approximately 30,000 ALS patients in the United States. There is currently no cure for ALS, and currently approved therapies either only provide symptomatic relief or slow the overall progression of the disease.

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

We have created a series of TDP-43 variants that contain single amino acid changes designed to alter post-translational modification by phosphorylation, ubiquitination, acetylation or cleavage with the intent of reducing the ability to aggregate while maintaining function in RNA metabolism. We believe that modulating TDP-43 through the introduction of specific amino acid changes into TDP-43 mRNA sequence is preferable to other approaches that try to address protein aggregates after they form, to non-specifically prevent stress granule formation, or to target a single TDP-43 downstream target. We have engineered mutations amenable to an RNA edit using our OPERA platform that limit the formation of TDP-43 inclusion bodies in vitro. Additionally, we have demonstrated meaningful editing of TDP-43 targets sites with our product candidates in a human neuroblastoma-derived cell line (SK-N-AS) as demonstrated in Figure 19 below.

Figure 19. Editing of TDP-43 mRNA using our product candidates (100 nM)

We intend to initially pursue ALS with this approach and have the opportunity to expand our pipeline to other neurodegenerative diseases, such as FTD.

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

We have demonstrated that rationally designed single amino acid changes to unique target sites are sufficient to decrease the activity of NaV1.7. Electrophysiology studies performed in CHO cells transfected with plasmids expressing channel variants demonstrated biophysical properties that are associated with a decrease in NaV1.7 channel activity compared to fully functional NaV1.7. Additionally, we have demonstrated meaningful editing for these target sites in SK-N-AS cells as shown in Figure 21 below.

Figure 21. Editing of NaV1.7 using our product candidates (100nM)

Next Steps

We are optimizing and screening our proprietary oligonucleotides in electrophysiology assays. Furthermore, we will perform a high throughput screen of NaV1.7 variants to identify potential novel ion channel variants with enhanced crippling of electrophysiology activity.

Pioneering RNA Editing to Deliver the Future of Medicine

Each of our programs demonstrate the versatility of the ADAR-mediated RNA editing approach. Importantly, we are able to not only address classes of diseases caused by deleterious effects of misfolded or misdirected proteins, but we can also potentially utilize genetics to identify highly prevalent diseases where therapeutic benefit can be generated through alteration of protein function or expression. We will continue to selectively identify and pursue additional targets and indications based on a range of technical, clinical, and commercial factors to build a robust and differentiated pipeline. However, RNA editing is a novel technology that is not yet clinically validated for human therapeutic use. The approaches we take to discover and develop novel therapeutics are unproven and may never lead to marketable products. While limited clinical data for RNA editing therapies has been generated to date, we are not aware of any clinical trials for safety or efficacy having been completed by any third party using RNA editing and nor are we aware of any RNA editing therapeutic product that has been approved in the United States or Europe. It will be many years before we commercialize a product candidate, if ever.

Collaborations

We believe the versatility of our OPERA platform has the potential to create transformative genetic medicines for both rare and highly prevalent diseases. To fully realize this potential, we have established and plan to continue to actively seek out innovative collaborations, licenses, and strategic alliances with clinical leaders, academic medical centers of excellence, patient advocacy groups, and pioneering companies. Given the versatility and broad potential of our OPERA platform across therapeutic areas, especially in diseases with high prevalence, we may enter into additional strategic partnerships with external parties that have complementary capabilities to broaden and accelerate access to our RNA editing therapies.

Novo Nordisk

In September 2024, we entered into a research collaboration and license agreement with Novo Nordisk, pursuant to which we granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement). Under the agreement, we are responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and we are eligible to receive cost reimbursement from Novo Nordisk for our performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable). For additional information relating to the financial terms of such agreement, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Manufacturing and Supply Arrangements

We currently have no commercial manufacturing capabilities. For our initial wave of clinical programs, we intend to use qualified third-party CMOs with relevant manufacturing experience in genetic medicines. we plan to partner with suppliers and CMOs to produce or process critical raw materials, bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early-stage clinical trials. At the appropriate time in the product development process, we will determine whether to establish in-house good manufacturing practice capabilities for some core technologies or continue to rely on third parties to manufacture commercial quantities for any products that we may successfully develop.

We also in-license technology for our fit-for-purpose delivery systems, including LNP delivery systems. For example, in March 2023, we entered into a collaboration and license agreement with Genevant, a well established leader in the LNP space, to provide access to clinically validated LNP technology to optimize delivery of our AATD product candidate, KRRO-110. Preclinical studies of this LNP delivery technology have shown improved dose-dependent efficacy with reduced clinical chemistry and adverse events. For additional information relating to the financial terms of such agreement, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Competition

The pharmaceutical and biotechnology industries, including the gene therapy and gene editing fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe that our differentiated technology, scientific expertise, and intellectual property position provide us with competitive advantages, we face potential competition from a variety of companies in these fields. There are several companies using synthetic oligonucleotide or base editing technology, including Beam Therapeutics, Verve Therapeutics, Prime Medicine, AIRNA, ProQR, and Wave Life Sciences. Several additional companies utilize other editing technologies, including Edigene and Shape Therapeutics. In addition, we face competition from companies utilizing gene therapy, oligonucleotides, and DNA editing technologies such as base and prime editing.

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

We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We plan to continue to expand our intellectual property estate by filing patent applications directed to platform technologies and pipeline programs, including composition of matter, pharmaceutical compositions, methods of treatment, and methods of manufacture. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in derivation proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention. Further, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and patent applications. For more information regarding the risks related to our intellectual property, see Item 1A “Risk Factors—Risks Related to Our Business—Risks Related to Intellectual Property.”

Patent Portfolio

We strive to protect our proprietary RNA editing platform OPERA and related technologies and our product candidates, including seeking and maintaining patent protection intended to cover various target-specific editing strategies, the composition of matter of our product candidates, their methods of use, related delivery technologies, and other inventions. The intellectual property that is available to us is critical to our business, and we strive to protect it, including by obtaining, maintaining, defending, and enforcing patent protection in the United States and internationally. As of December 31, 2024, our patent portfolio in total consisted of 33 patent families, with five U.S. patents and three patents in foreign jurisdictions (e.g., Canada, Japan and Taiwan), including pending U.S. provisional patent applications, pending Patent Cooperation Treaty, or PCT, applications, and various pending non-provisional applications world-wide (e.g., United States, Australia, Canada, China, Europe, South Korea, and Japan).

Our patent portfolio relates to our RNA editing platform OPERA, as well as numerous disease programs listed below. Patents and pending applications in the portfolio are directed to various oligonucleotide formats, nucleotide compositions, oligonucleotide chemistries, modifications, specific linkage chemistries, oligonucleotides having a specific structures, methods of deaminating an adenosine using such oligonucleotides, methods of oligonucleotide delivery, and methods of treating disease by administering such oligonucleotides.

We have three patent families with pending applications directed to specific oligonucleotide structures useful in ADAR editing oligonucleotides. Each of these three families have pending applications in Australia, Canada, China, Europe, Japan, South Korea and the United States. Absent any term extensions available via patent term extension or patent term adjustment, patents in these families will expire in 2040. These patent families include three granted U.S. patents: U.S. Patent No. 11,479,575 directed to specific oligonucleotide structures and expires in 2040; U.S. Patent No. 11,453,878 directed to methods of deamination of an adenosine in an mRNA using oligonucleotide with specific structures and also expires in 2040; and U.S. Patent No. 12,031,131 directed to specific oligonucleotide structures and expires in 2040.

In addition to the patent families described above, we also have other patent families directed to additional target-specific editing strategies, oligonucleotide compositions and their methods of use, related delivery technologies, and other inventions related to early-stage research and development efforts not reflected in our pipeline. Patents issued from or issuing from applications in these families will expire between 2041 and 2045, absent any available additional term for patent term extension or patent term adjustment, and includes Canadian Patent No. 3,162,416, which will expire in 2042.

In addition to platform and non-target specific patent families, we also have patent families pending that are directed to specific target programs.

Our patent portfolio that relates to our AAT program includes three patent families with pending patent applications directed to specific oligonucleotides and compositions that target SERPINA1 for editing to treat AAT. The first patent family includes pending applications in Australia, Canada, China, Europe, Japan, South Korea and the United States. Patents issuing from applications in this family will expire in 2041, absent any available additional term for patent term extension or patent term adjustment. The second patent family comprises a pending PCT application and any issued patents in this family would expire in 2044, absent any available additional term for patent term extension or patent term adjustment. The third patent family has been filed as a provisional patent application and if refiled as PCT or non-provisional applications, and issued, patents in this family would expire in 2045, absent any available additional term for patent term extension or patent term adjustment.

Our patent portfolio that relates to our rare metabolic disorder program includes a patent family directed to specific target sites and oligonucleotides that edit the target. This patent family consists of one provisional patent application, and if re-filed as PCT or non-provisional applications, and issued, patents in this family would expire in 2045, absent any available additional term for patent term extension or patent term adjustment.

Our patent portfolio that relates to our ALS program includes a patent family directed to specific target sites and oligonucleotides that edit TDP-43. This patent family consists of one provisional patent application, and if re-filed as PCT or non-provisional applications, and issued, patents in this family would expire in 2045, absent any available additional term for patent term extension or patent term adjustment.

Our patent portfolio that relates to our Nav1.7 program includes a patent family directed to specific target sites and oligonucleotides that edit Nav1.7. This patent family consists of one provisional patent application, and if re-filed as PCT or non-provisional applications, and issued, patents in this family would expire in 2045, absent any available additional term for patent term extension or patent term adjustment.

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

We may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending FDA applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved at least one claim covering the composition of matter of such an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug, and a patent cannot be extended more than once or for more than a single product. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

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

Reservation of Rights by the U.S. Government

Our in-licensed patent rights may be subject to a reservation of rights by one or more third parties, including the U.S. government. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). While the U.S. government has not successfully exercised its march-in rights to date, recent developments in regulatory pharmaceutical product pricing schemes indicate that these march-in rights could be exercised to affect pricing.

If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. If the U.S. government decides to exercise these march-in rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology, which may include our confidential information, to third parties and to exercise march-in rights to use or allow third parties to use the technology that was developed using U.S. government funding. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. For more information regarding the risks related to our intellectual property, see Item 1A “Risk Factors—Risks Related to Our Business—Risks Related to Intellectual Property.”

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

Governmental Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, clinical trial, testing, manufacture, quality control, import, export, safety, efficacy, labeling, packaging, storage, distribution, recordkeeping, approval, distribution, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, clinical investigators and CMOs will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

Overview of U.S. Drugs Development Process

In the United States, the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act, or FD&C Act, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a New Drug Application, or an NDA. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
completion of the manufacture, under current good manufacturing practice, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an IND which must become effective before clinical trials may begin;
•
payment of user fees for FDA review of the NDA;
•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

Marketing exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain drug product applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Privacy and Cybersecurity

Our operations entail the collection, use, disclosure, transfer, and processing of sensitive and personal information. These operations subject us to privacy and data security laws and regulations in the United States, Europe and internationally. Our operations extend to commercial partnerships and third-party processors, each of which may be governed by their distinct privacy regulations and data security laws. These laws are constantly evolving and subject to varying interpretations, requiring us to periodically update our policies and measures to maintain compliance.

With respect to Europe, we are subject to the European data protection laws where we collect and use personal information relating to Europe in certain circumstances, including to conduct and enroll subjects in clinical trials in the United Kingdom, or the UK, European Union, or the EU, or the European Economic Area, or the EEA. This includes the EU General Data Protection Regulation, or EU GDPR, the UK General Data Protection Regulation, or UK GDPR, as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) that govern the processing of personal information (known as “personal data” under the GDPR) in connection with the offering goods or services to individuals in the EEA and UK; monitoring the behavior of individuals in the EEA and UK; or the activities of an establishment in the EEA and UK. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous obligations on companies that process personal information, including (i) stringent requirements on the processing of health and other sensitive data, (ii) providing information to individuals regarding data processing activities; (iii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iv) responding to data subject requests; (v) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (vi) implementing safeguards in connection with the security and confidentiality of the personal data; (vii) accountability requirements; and (viii) taking certain measures when engaging third-party processors. The GDPR’s definition of personal data includes coded data, and it requires changes to informed consent practices and detailed notices for clinical trial subjects and investigators. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the EEA and the UK that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or the SCCs, and the UK International Data Transfer Agreement or Addendum, or the UK IDTA, have been put in place. Where relying on the SCCs or the UK IDTA for data transfers, transfer impact assessments are required to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to implement valid mechanisms for personal data transfers from Europe may result in increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to export personal data may also: (i) restrict our activities outside Europe; (ii) limit the ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or (iii) require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results.

The GDPR provides that EU member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data. In addition, following the UK’s exit from the EU, or Brexit, there is increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has recently introduced a new Data (Use and Access) Bill . This development could reshape the UK’s data protection landscape, distancing it from the EU’s data protection regime and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EU could add legal risk, uncertainty, complexity, and cost; and any resulting divergence in laws could increase our risk profile and necessitate further compliance measures.

Failure to comply with the GDPR can result in significant practical, legal, and financial repercussions, including the destruction of improperly gathered or used personal data, substantial fines of up to €20 million (£17.5 million for the UK) or 4% of the company’s global annual turnover, mandatory audits, orders to cease or modify data use, and a private right of action enabling data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

In the United States, privacy and security of personal information are regulated by various federal and state laws, such as health information privacy laws, security breach notification laws, and consumer protection laws.

Federal and state legislators and regulators in the United States are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission, or the FTC, has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

Further, regulators and legislators in the United States are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

There is a further risk that we may not be able to adequately protect our information systems from cyberattacks. Such security breaches, incidents and compromises could result in the disclosure of confidential, protected, or personal information, damage our reputation, and expose us to significant financial and legal exposure, including potential civil fines and penalties, litigation, and regulatory investigations or enforcement actions under laws such as HIPAA and the GDPR. Further, all 50 states in the United States have laws including obligations to provide notification of unauthorized acquisition of personal information to affected individuals, state officers and others. Some laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. In order to comply with privacy and information security laws, we have confidentiality and information security standards and procedures in place for our business activities.

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

The failure to comply with any of these laws or regulatory requirements may subject firms to legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

Regulatory Framework in the EU and United Kingdom

In the EU an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new CTR (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

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

Regulatory Framework in Australia

Our Phase 1/2a clinical trial for KRRO-110 is being conducted in Australia. The Therapeutic Goods Administration, or TGA, and the National Health and Medical Research Council set the legislative, regulatory and good clinical practice requirements for conducting clinical research in Australia, and compliance with these laws and codes is mandatory. Australia has also adopted international codes, such as those promulgated by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH. The ICH guidelines, as annotated by teh TGA, must be complied with across all fields of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia, and will form part of the Common Technical Document for the registration of medicines. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

The Therapeutic Goods Act 1989 and related regulations establish and maintain the national system of controls relating to the efficacy, quality, safety and timely availability of drugs and medical devices in Australia. The TGA is the Australian regulatory authority for therapeutic goods. The TGA describes its remit as being to safeguard and enhance the health of the Australian community through effective and timely regulation of therapeutic goods. The TGA administers two pathways for clinical trials, the Clinical Trials Notification, or CTN, and Clinical Trials Approval, or CTA, schemes. These provide an avenue through which 'unapproved' therapeutic goods may be lawfully supplied for use solely for experimental purposes in humans. The choice of which route to use (CTN or CTA) lies firstly with the Australian clinical trial sponsor and then with the Human Research Ethics Committee, or HREC, that approves the protocol. The CTA pathway, requiring prior regulatory approval, is generally designed for high-risk or novel treatments where there is no or limited knowledge of safety.

Clinical trials of medicines and biologicals typically proceed through 'phases' of development, which generally follow: Phase 1 (human pharmacology), Phase 2 (therapeutic exploratory), and Phase 3 (therapeutic confirmatory). Phase 4 may be conducted for post-marketing surveillance or resolution of treatment uncertainties. Clinical development pathways are becoming less rigid with respect to phase and seamless adaptive trial designs and other cross-phase studies exist.The use of therapeutic goods in any clinical trial must be in accordance with the Guideline for Good Clinical Practice, the National Statement on Ethical Conduct in Human Research and the protocol approved by the HREC responsible for monitoring the conduct of the trial. The trial sponsor must also comply with the requirements of any other Commonwealth and/or state and territory legislation in relation to clinical trials and the supply of therapeutic goods.

Approval for inclusion in the Australian Register of Therapeutic Goods, or ARTG, is required before a pharmaceutical product that is not otherwise the subject of a relevant exemption or exclusion may be marketed (or imported, exported, manufactured or supplied) in Australia. In order to obtain registration of the product on the ARTG, it is required that:

•
adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;
•
evidence is compiled which demonstrates that the manufacture of the therapeutic product complies with the principles of cGMP;
•
manufacturing and clinical data is derived to submit to the relevant independent advisory committee to the TGA, which makes recommendations as to whether or not to grant approval to include the therapeutic product in the ARTG; for example, the Advisory Committee on Medicines; and
•
an ultimate decision is made by the Secretary of the Department of Health and Aged Care, via the TGA, whether to include the therapeutic product in the ARTG.

Therapeutic goods need to be entered on the ARTG before they can be supplied in Australia, unless a relevant exemption or exclusion applies. However, aside from use during an approved clinical trial, there are a limited ways that patients may gain access to such products or indications that have not been approved for use in Australia, for example:

•
the Special Access Scheme allows a health practitioner to access an unapproved therapeutic good for an individual patient on a case-by-case basis;
•
medical professionals can apply to the TGA to become an Authorised Prescriber of a specific unapproved good to specific patients with a particular medical condition. In some instances, doctors also need to have their application approved by a human research ethics committee or endorsed by a specialist college.

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

No Uniform Policy Exists for Coverage and Reimbursement in the United States

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

At a federal level, the current executive reversed some of the prior administration’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” New executive orders may be designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the new administration have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 104 full-time employees, including 70 who hold Ph.D. degrees or other advanced degrees; 72 employees are engaged in research and development and 32 employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good. We also employ consultants from time to time.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were incorporated as a Delaware corporation, on November 13, 2014 under the name “Frequency Therapeutics, Inc.”. On November 3, 2023, we completed a business combination and changed our name to Korro Bio, Inc. Our principal executive office is located at 60 First Street, 2nd Floor, Suite 250, Cambridge, MA 02141, and our telephone number is 617-468-1999. Our website address is https://www.korrobio.com/. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we have filed or may file with the Securities and Exchange Commission, or SEC, and any reference to our website address is intended to be an inactive textual reference only. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site, http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Since inception, we have incurred significant operating losses. Our net loss was $83.6 million and $81.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $266.6 million. We have financed our operations primarily through private placements of our preferred stock and more recently, common stock in the private placement that closed immediately prior to the November 2023 business combination and our April 2024 private placement. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress KRRO-110 through clinical development;
•
continue current research programs and preclinical and clinical development of any product candidates we may identify;
•
seek to identify additional research programs and product candidates;
•
further develop Oligonucleotide Promoted Editing of RNA, or OPERA, our RNA editing platform;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for the product candidates we may develop;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
hire additional personnel as we grow our business;
•
acquire or in-license product candidates, intellectual property and technologies;
•
establish and maintain collaborations;
•
should we decide to do so, build and maintain a commercial-scale cGMP manufacturing facility; and
•
operate as a public company.

We expect that it will be many years, if ever, before we have a RNA editing product ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a product or products with market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability.

We have transitioned from discovery, research and development to clinical stage for our product candidate, KRRO-110, and in January 2025, we announced the dosing of the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Because of the numerous risks and uncertainties associated with developing oligonucleotide product candidates and the risks associated with conducting clinical trials, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, HREC, or TGA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of December 31, 2024, our cash, cash equivalents and marketable securities were $163.1 million, excluding restricted cash, or $166.5 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones (including completion of the Phase 1/2a REWRITE clinical trial of KRRO-110) and into the second half of 2026. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any product candidates we may develop. We cannot be certain that additional funding will be available on acceptable terms or at all. Although we have an effective shelf registration statement and an at-the-market offering program, we have not sold any shares under the program and we have no committed source of additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidates or other research and development initiatives. We could be required to seek collaborators for potential product candidates earlier than we would otherwise plan or on terms that are less favorable than might otherwise be available. We could also be required to relinquish or license our rights to product candidates on unfavorable terms in certain markets where we otherwise would seek to pursue development or commercialization ourselves.

We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and not received any clinical trial results for any of our proposed delivery methods or RNA editing approaches in clinical trials and any favorable results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing product candidates using our proprietary RNA editing technology is both preliminary and limited. We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have not yet received any clinical trial results. For example, KRRO-110 uses LNPs as a delivery modality and we may use other delivery modalities to deliver our other product candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they have not been clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other product candidates.

In addition, our proprietary RNA editing technology itself may lead to other issues, such as inability to deliver the desired efficacy or safety-related consequences as it is tested in clinical trials. We have not generated any clinical trial results to date. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Furthermore, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Many product candidates that initially showed promise in early stage testing for treating a variety of diseases have later been found to lack efficacy or to cause side effects that prevented further clinical development of the product candidates. Accordingly, any favorable results we may have from our earlier preclinical studies may not be predictive of results that may be observed in further preclinical studies or clinical trials.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, or other delays in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial, possible adverse effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personnel issues and ease of participation in our clinical trials, among others. Clinical trials can also be impacted by other events unrelated to our business, such as the Russian invasion of Ukraine, recent turmoil in the Middle East or other geopolitical events or global pandemics (such as what occurred during COVID-19), or imposition of tariffs that impact the supply chain. These types of events can disrupt clinical trial sites and delay patient enrollment, all of which would have a negative impact on our business and ability to obtain regulatory approval. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We only recently commenced dosing in our first-in-human trial of KRRO-110 for AATD. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of our products. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

We only have one product candidate, KRRO-110, in a Phase 1/2a clinical trial. All of our other product development programs are still in the research or preclinical stage of development. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

Commencing clinical trials in the United States is also subject to acceptance by the FDA of any future investigational new drug applications, or INDs, and finalization of trial designs based on discussions with the FDA and other regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or any clinical endpoints selected, which may require us to complete additional studies or trials or impose stricter approval conditions than we expect. There are equivalent processes and risks applicable to clinical trial applications, or CTAs, in other countries, including in Europe, the United Kingdom, or UK. and Australia, where we recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize KRRO-110 or any other product candidates in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We are conducting our Phase 1/2a REWRITE clinical trial in Australia, and may in the future decide to conduct other clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from our Phase 1/2a REWRITE clinical trial or any other clinical trials conducted outside of the United States. If the FDA does not accept the data from our Phase 1/2a REWRITE trial or any other clinical trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of KRRO-110 or the other applicable product candidates. Similarly, marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods.

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

We are focused on developing products based on RNA editing. Although there have been significant advances in the field of gene editing in recent years, RNA editing technologies are new and largely unproven. The technologies that we have developed have not yet been clinically tested, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using RNA editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited. Successful development of product candidates by us will require solving a number of issues, including optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. There can be no assurance we will be successful in solving any or all of these issues.

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

We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, and preclinical development. We have only recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and all of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the

European Union, or EU, and Australia, where we recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

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
•
successful enrollment and completion of clinical trials, including under the FDA’s current GCPs, current GLPs, and any additional regulatory requirements from foreign regulatory authorities;
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
•
effective competition with other products;
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

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•
our preclinical studies or clinical trials may produce negative or inconclusive results, including results that may not meet the level of significance or clinical benefit required by the FDA, the EMA, HREC, TGA or other regulators, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;
•
delays in filing INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•
conditions imposed on us by the FDA, the EMA, HREC, TGA or comparable foreign authorities regarding the scope or design of our clinical trials;
•
divergent views between FDA and other homologue regulatory authorities as to the objectives and/or design of the clinical trials required in support of marketing registration;
•
problems in obtaining or maintaining IRB approval of trials;
•
delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients eligible for clinical trials;
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions, including as a result of any pandemic or endemic or other events, such as the Russian invasion of Ukraine or the ongoing conflict in the Middle East, or other geopolitical events that can disrupt supply chains, such as tariffs or other evolving economic policies;
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
•
unfavorable outcome of FDA, EMA, HREC, TGA or other regulatory agency inspection and review of a manufacturing or clinical trial site or other records relating to the clinical investigation;
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

The successful initiation and completion of any of our clinical trials, including our REWRITE Phase 1/2a clinical trial of KRRO-110 for AATD, within timeframes consistent with our business plans, is dependent on various factors, which include, but are not limited to, our ability to:

•
retain and recruit employees, contractors or consultants with the required level of knowledge and experience;
•
retain and recruit, in a timely manner, a sufficient number of patients necessary to conduct a clinical trial;
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

In order to develop our product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing and supply capabilities. In addition to the oligonucleotides that we manufacture internally, we may utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements and quality standards, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States; supply chain disruptions (including as a result of recently announced tariffs, other geopolitical events or global health pandemics) could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than expected and could materially and adversely affect the commercial viability of our product candidates.

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

Our product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have not received any results for any of our product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and RNA editing technology similar to our technology. It is impossible to predict when, or if, any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that RNA editing technologies will not cause undesirable side effects, such as lymphoma, leukemia, or other cancers, or other aberrantly functioning cells.

If any such adverse events occur, our future clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the EMA, HREC, TGA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete any future trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly.

Additionally, if KRRO-110 or any of our future product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. Furthermore, if we or others later identify undesirable side effects caused by any of our product candidates, several potentially significant negative consequences could result, including:

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

If we are unable to successfully identify patients who are likely to benefit from therapy with any product candidates we develop, or experience significant delays in doing so, we may not realize the full commercial potential of any products we may develop.

Our success may depend, in part, on our ability to identify patients who are likely to benefit from therapy with any products we may develop, which may require those potential patients to have their DNA analyzed for the presence or absence of a particular sequence. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients, or experience delays in doing so, then:

•
our ability to develop any product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and
•
we may not realize the full commercial potential of any product candidates we develop that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our products.

As a result of these factors, we may be unable to successfully develop and realize the commercial potential of any product candidates we may identify and develop, and our business, financial condition, results of operations, and prospects would be materially adversely affected.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of any product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize any product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions that our current or future product candidates are or may be designed to treat. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

Our competitors may develop or commercialize products with significant advantages over any products we are able to develop and commercialize based on many different factors, including:

•
the safety and effectiveness of our products relative to alternative products, if any;
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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in both the United States and globally. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the United States, the European Union, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. For an overview and discussion of the regulatory framework for pricing and reimbursement, see Item 1 “Business—Government Regulation—Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products.”

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

In addition, in the European Union, we may seek to participate in The PRIority MEdicines, or PRIME, scheme for our product candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. For more information regarding PRIME and the EU regulatory framework, see Item 1 “Business—Government Regulation—Regulation Outside of the United States.”

Risks Related to Regulatory, Legal, and Clinical Trials

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for any product candidates. Even though the FDA issued two draft guidance documents in December 2021 relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2024 final guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for RNA editing oligonucleotide therapies. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign homologues of any regulatory filings that we may submit. Moreover, the FDA or other foreign homologues may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain regulatory approval or be subject to additional post-marketing studies or other requirements to maintain such approval. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock could decline.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, including as a result of shifting policy priorities of the current presidential administration and political appointees tasked to oversee the regulatory agencies, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. For more information, see Item 1 “Business—Governmental Regulation.”

We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the Patient Protection and Affordable Care Act, or the ACA, was enacted. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or comparable foreign applications to regulatory authorities and obtain regulatory clearance to commence clinical development, such as our recent regulatory submission to HREC to conduct our first-in-human clinical trial of KRRO-110 for AATD. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA, HREC, TGA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze.

Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Furthermore, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No RNA editing therapeutic product has been approved in the United States or in Europe. Within the broader genome product field, only a limited number of gene therapy products have received marketing authorization or marketing approval from the European Commission or the FDA. Some of these products have taken years to register and have had to deal with significant issues in their post-marketing experience.

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

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and safety data that are reported after our drug products are made commercially available. This would include results from any post-marketing studies or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued maintenance of our marketing application, compliance with cGMP requirements and quality oversight, compliance with post-marketing commitments, applicable product tracking and tracing requirements and compliance with GCP for any clinical trials that we conduct post-approval. Failure to comply with these requirements could result in warning or untitled letters, criminal or civil penalties, recalls, or product withdrawals. In addition, we intend to seek approval to market our product candidates in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear how any additional healthcare reform measures may increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for our future candidates. We expect ongoing initiatives in the United States to increase pressure on drug pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval, and may affect our overall financial condition and ability to further develop product candidates. For more information on these changes, see Item 1 “Business—Governmental Regulation—Affordable Care Act and Legislative Reform Measures.”

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for another product candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Our research, development and manufacturing processes involve the use of hazardous materials. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Our procedures for storing, handling and disposing of these materials are reviewed against the relevant guidelines and laws of the jurisdictions in which our facilities are located on a regular basis. Although we believe that our safety procedures for handling and disposing of these materials sufficiently mitigate the risk of accidental contamination or injury from these materials, the risk cannot be completely eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may become applicable in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of, these laws or regulations.

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

We face an inherent risk of product liability exposure related to the testing in human clinical trials of any product candidates we may develop and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any products that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant time and costs to defend the related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue; and
•
the inability to commercialize any medicines that we may develop.

We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our internal computer and information systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed.

We may be unable to adequately protect our information systems from cybersecurity incidents, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cybersecurity incidents could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A cybersecurity incident could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. To date, we have not experienced a material compromise of our data or information systems but we have from time to time experienced, and may in the future continue to experience, threats and cybersecurity incidents relating to our and our third-party vendors’ information systems. Although we devote resources to protect our information systems, we realize that cybersecurity incidents are a threat, and there can be no assurance that our efforts will prevent information security breaches that could result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

We, our collaborators and our service providers may be subject to a variety of privacy and data security laws, regulations and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. For additional information on these regimes, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity”. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

The use and integration of AI presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in the United States, a number of states have proposed and passed laws regulating various uses of AI. In Europe, the EU’s Artificial Intelligence Act, or AI Act, entered into force in 2024 and, with some exceptions, will begin to apply in August 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications; and we may not see any benefit from our collaboration agreement with Novo Nordisk.

In September 2024 we entered into a collaboration agreement with Novo Nordisk and in the future, we may decide to collaborate with non-profit organizations, universities, pharmaceutical and other biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The success of any potential collaboration arrangements, including our recent collaboration agreement with Novo Nordisk, will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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
•
program divestitures due to potential exclusivity obligations;
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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

We expect to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 104 full-time employees, including 70 who hold Ph.D. degrees or other advanced degrees; 72 employees are engaged in research and development and 32 employees are engaged in management or general and administrative activities. In connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In our industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. Market exclusivity is comprised of both patent and other intellectual property protection, as well as regulatory exclusivity. In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and, where necessary in-licenses of intellectual property rights of others, in the United States and in other countries for our product candidates and platform technologies, as well as for methods used to manufacture our product candidates, and methods for treating patients for approved indications using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical development are exempt from patent infringement in the United States and other jurisdictions, for example, in the United States by the provisions of 35 U.S.C. § 271I(1), or the Safe Harbor. However, in the United States and certain other jurisdictions, the Safe Harbor exemption can terminate when the sponsor submits an application for marketing approval (e.g., an NDA in the United States). Therefore, the risk that a third party might allege patent infringement may increase as our product candidates approach commercialization.

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

Our pending patent applications may not issue as patents, and even issued patents may not provide sufficient protection of our RNA editing platform OPERA and our product candidates.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or may in-license in the future may fail to issue as patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party preissuance submission of prior art to the USPTO or become involved derivation proceedings, or equivalent proceedings in foreign jurisdictions.

Even if patents do successfully issue, third parties may challenge our patents based on inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates.

Other parties have developed technologies that may be related or competitive to our technologies. Such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first-to-file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our own. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to issued patents covering such technologies.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our programs in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe the patents for which we have applied. To counter infringement or unauthorized use, we may be required to initiate legal proceedings to enforce our patent rights, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of written disclosure, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome of patent litigation is often unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Further, a court or administrative body could construe certain patent claims narrowly or refuse to prevent the other party from using the technology at issue on the ground that our patents do not cover the technology.

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

Even if we establish infringement of any of our patents by a third party, a court may decide not to grant an injunction against further infringing activity, thus allowing the competitive product to continue to be marketed by the competitor. It is difficult to obtain an injunction in U.S. litigation and a court could decide that the competitor should instead pay us a “reasonable royalty” as determined by the court, and/or other monetary damages. A reasonable royalty or other monetary damages may or may not be an adequate remedy. Loss of exclusivity and/or competition from a related product would have a material adverse impact on our business.

If we in-license patent rights in the future, we may not have the right to file a lawsuit for infringement and may have to rely on a licensor to enforce these rights for us. If we are not able to directly assert our licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on our behalf, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

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

There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights.

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

In addition, recently the European Unified Patent Court, or UPC, was created as a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including PTE and PTA, may be available, but the life of a patent, and the protection it affords, is limited. For more information regarding PTA and PTE, see Item 1 “Business—Intellectual Property”. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

General Risk Factors

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

Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a smaller reporting company with less than $100.0 million of revenues, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 . Although we no longer qualify as an emerging growth company, we still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

We will have broad discretion in the use of our cash and cash equivalents and may invest or spend our cash in ways with which you do not agree and in ways that may not increase the value of your investment.

We will have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of our cash and cash equivalents may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2024, we had federal and state NOLs of $352.3 million and $319.7 million, respectively. Under current law, our federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2018. Federal NOLs generated in taxable years ending on or prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.We have federal NOLs of $22.4 million that are subject to expiration between 2036 and 2037 and have $329.9 million of federal NOLs that do not expire. Our state NOLs expire at various dates from 2035 through 2044. As of December 31, 2024, we had federal research and development tax credit carryforwards of $18.8 million that expire at various dates from 2036 through 2044. In addition, as of December 31, 2024, we had state research and development tax credit carryforwards of $9.7 million that expire at various dates from 2032 through 2039.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes in the past. We have not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. In addition, we may experience ownership changes in the future as a result of future securities offering or subsequent shifts in our stock ownership, some of which are outside of our control. In particular, if the November 2023 business combination or the private financing that closed immediately prior thereto constitutes an ownership change within the meaning of Section 382 of the Code, we could lose or otherwise be substantially limited in our ability to use our NOLs and tax credit carryforwards. As a result, if we earn net taxable income in the future, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income or income taxes may be subject to limitations, which could potentially result in increased future tax liability to us. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

Item 2. Properties.

Our principal office is located at 60 First Street, 2nd Floor, Suite 250, Cambridge, MA 02141, where we lease approximately 50,453 square feet of office and laboratory space. The lease term began in May 2023 and will end in April 2034 with an option to extend the term of the lease for an additional five years.

We believe that our existing office and laboratory space is adequate for our needs for the foreseeable future. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings other than as disclosed below.

On June 3, 2021 and June 22, 2021, purported stockholders of Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against Frequency and Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, Frequency’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Exchange Act due to allegedly false and misleading statements and omissions about Frequency’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in Frequency’s public disclosures between October 29, 2020 and March 22, 2021. The lawsuit sought, among other things, damages in connection with Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, plaintiff-appellant submitted its opening brief to the First Circuit. Frequency filed its opposition brief on October 27, 2023, and plaintiff-appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. On July 18, 2024, plaintiff filed a motion in the U.S. District Court for the District of Massachusetts requesting that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. We filed an opposition to that motion on August 8, 2024, and on November 1, 2024 the U.S. District Court for the District of Massachusetts denied the plaintiff's request that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. The deadline for the plaintiff to appeal such decision has passed and the plaintiff did not file an appeal before such deadline.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “KRRO”.

Holders of Our Common Stock

As of March 14, 2025, we had 9,388,902 shares of common stock issued and outstanding held of record by 87 holders. The actual number of holders of these securities is greater than this number of record holders, as the actual number includes holders who are beneficial owners whose securities are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company with a mission to discover, develop and commercialize a new class of genetic medicines based on editing RNA, enabling the treatment of both rare and highly prevalent diseases.

We are generating a portfolio of differentiated programs that are designed to harness the body’s natural RNA editing process to effect a precise yet transient single base edit. By editing RNA instead of DNA, we are expanding the reach of genetic medicines by delivering additional precision and tunability, which has the potential for increased specificity and improved long-term tolerability. Using an oligonucleotide-based approach, we expect to bring our medicines to patients by leveraging our proprietary platform with precedented delivery modalities, manufacturing know-how, and established regulatory pathways of approved oligonucleotide medicines. However, the scientific evidence to support the feasibility of developing product candidates using our RNA editing technology is both preliminary and limited. Moreover, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies and limited clinical data has been generated to date.

The versatility of RNA editing combined with our OPERA platform broadens the therapeutic target space significantly. While our approach can be used to repair pathogenic single nucleotide variants, or SNVs, as demonstrated by our most advanced clinical-stage program, our AATD product candidate, we can also engineer de novo SNVs and change amino acids on proteins to endow them with desired properties while preserving their broader functional capabilities, as exemplified by three of our other programs (an undisclosed rare metabolic disorder, ALS, and pain). In preclinical studies, we have demonstrated that single RNA changes can disrupt protein-protein interactions, prevent protein aggregation, selectively modulate ion channels and activate kinases. These modification approaches can unlock validated target classes that have historically been difficult to drug, enabling us to pursue a broad range of diseases traditionally out-of-scope for other genetic medicine approaches and current traditional drug modalities.

Our most advanced program is a development candidate, KRRO-110, which is in clinical development for the treatment of AATD where, using our proprietary RNA editing approach, we are repairing a pathogenic variant on RNA. KRRO-110 has the potential to be disease-modifying and provide a differentiated therapeutic option. In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110 in up to 64 participants, including healthy adults and clinically stable AATD patients with the PiZZ genotype. Secondary and exploratory endpoints include pharmacokinetic and pharmacodynamic parameters that will guide optimal dose selection for later stage studies. We have completed dosing of the first two single ascending dose cohorts in healthy adult volunteers. We have not observed any serious adverse events as of the date of this annual report on Form 10-K through completion of dosing of the first two cohorts. We continue to progress enrollment, site activation and expansion into other geographies beyond Australia, including the U.S. In March 2025, we announced that the FDA has granted orphan drug designation to KRRO-110 for the treatment of AATD. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the trial is anticipated in 2026. Based on the preclinical data, we believe KRRO-110 has best-in-class potential for the treatment of AATD. However, KRRO-110 is in early clinical development and there is no guarantee that it will be successful.

Since inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, securing related intellectual property, and conducting research and development activities for our potential programs and product candidates. Since inception, we have funded our operations primarily through the private placement of our equity securities. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of our convertible preferred stock, and $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the November 2023 business combination and $70.0 million from the April 2024 private placement of shares of our common stock.

We have incurred significant operating losses since inception. Our net losses were $83.6 million and $81.2 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $266.6 million as of December 31, 2024. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance product candidates into and through clinical development, and seek regulatory approvals for our pipeline candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the year ended December 31, 2024, we recognized $2.3 million of collaboration revenue, which is related to our research collaboration and license agreement with Novo Nordisk. During the year ended December 31, 2023, we recognized no collaboration revenue.

For additional information about our revenue recognition policy, see Note 2 and Note 13 in the consolidated financial statements included in this Annual Report on Form 10-K.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our discovery of novel genetic medicines and the development of our product candidates, salaries and benefits, and third-party license fees. We expense research and development costs as incurred, which include:

•
employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and other related costs for employees engaged in research and development efforts;
•
expenses incurred under agreements with CROs that conduct our preclinical studies and clinical trials;
•
costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical study materials, as well as supplies and materials used to manufacture clinical trial materials;
•
costs of outside consultants and contractors engaged in research and development activities, including their fees and travel expenses;
•
payments made under third-party licensing agreements; and
•
direct and allocated expenses for facilities.

Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical studies, clinical trials or other services performed. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Significant judgment and estimates are made in determining the accrued expense balances and prepaid expense balances at the end of any reporting period.

A large portion of our research and development expenses have been external expenses, which we track on a program-by-program basis following nomination as a development candidate. Our internal research and development expenses are primarily personnel-related expenses, including stock-based compensation expense and facility expenses, mainly including office rent expenses and depreciation expenses. We do not allocate our internal research and development expenses to specific drug candidate programs as they are deployed across multiple projects under research and development.

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates, conduct discovery and research activities for our preclinical programs, and expands our pipeline. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, EMA, HREC, TGA or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs for our executive and administrative functions. General and administrative expenses also include professional services, including legal, finance, accounting, human resources and other consulting fees. General and administrative expenses also include facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also expect to continue to incur costs associated with being a public company and maintaining controls over financial reporting, including costs of accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Other Income, Net

Other income, net primarily consists of interest income earned on money market fund accounts and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$2,271	$—	$2,271
Operating expenses:
Research and development	63,636	57,250	6,386
General and administrative	30,545	27,284	3,261
Total operating expenses	94,181	84,534	9,647
Loss from operations	(91,910)	(84,534)	(7,376)
Other income, net
Other income, net	8,470	3,389	5,081
Total other income, net	8,470	3,389	5,081
Loss before provision for income taxes	(83,440)	(81,145)	(2,295)
Provision for income taxes	(141)	(27)	(114)
Net loss	$(83,581)	$(81,172)	$(2,409)

Collaboration Revenue

During the year ended December 31, 2024, we recognized $2.3 million of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the year ended December 31, 2023, we recognized no collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Development candidate expenses
KRRO-110 (AATD) external expenses(a)	$20,906	$1,561	$19,345
Unallocated research and development expenses
Other research and pre-development candidate expenses	12,928	31,139	(18,211)
Personnel expenses	18,477	15,298	3,179
Facilities expenses	11,325	9,252	2,073
Total research and development expenses	$63,636	$57,250	$6,386
(a) We started to break out KRRO-110 external expenses upon its development candidate nomination in December 2023.

Research and development expenses were $63.6 million for the year ended December 31, 2024, compared to $57.2 million for the year ended December 31, 2023. The increase was primarily due to a $19.3 million increase in KRRO-110 external expenses, which was primarily attributable to higher manufacturing activities in 2024 to produce the clinical drug product and an increase in clinical trial activities in 2024 for the Phase 1/2a REWRITE clinical trial. A portion of the increase was also due to a $3.2 million increase in personnel-related expenses driven by an increase in headcount to support the expansion of our research and clinical development function, and a $2.1 million increase in facility costs due to the expansion of our mixed-use office spaces and overall support of research and development activities. These increases were partially offset by a $18.2 million decrease in other research and pre-development candidates expenses, which was primarily attributable to the breakout of

KRRO-110 external expenses upon its December 2023 development candidate nomination as well as less lab supplies and consumables purchased for research and preclinical activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Personnel expenses	$13,160	$13,443	$(283)
Professional services	9,640	8,507	1,133
Facilities expenses	3,732	3,253	479
Other	4,013	2,081	1,932
Total general and administrative expenses	$30,545	$27,284	$3,261

General and administrative expenses were $30.5 million for the year ended December 31, 2024, compared to $27.3 million for the year ended December 31, 2023. The increase of $3.3 million was primarily driven a $1.9 million increase in information technology, insurance and other costs, a $1.1 million increase in professional fees, and a $0.5 million increase in facility costs primarily due to the expansion of our mixed-use office spaces and overall support of the growth of our company, partially offset by a $0.3 million decrease in employee related expenses. We incurred $2.5 million of severance cost for Frequency employees related to the November 2023 business combination during year ended December 31, 2023. No comparable costs occurred during year ended December 31, 2024.

Other Income, Net

Total other income, net was $8.5 million for the year ended December 31, 2024, compared to $3.4 million for the year ended December 31, 2023. The increase of $5.1 million was primarily due to an increase of $5.1 million in interest income earned from our cash, cash equivalents and marketable securities driven by interest rates and higher marketable securities balance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the November 2023 business combination and $70.0 million from the April 2024 private placement of shares of our common stock. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $163.1 million.

Since inception, we have incurred significant operating losses and, as of December 31, 2024, had an accumulated deficit of $266.6 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity offerings. As of December 31, 2024, we have not sold any shares of common stock under our at-the-market equity offering program.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $163.1 million. We expect that our cash, cash equivalents and marketable securities outstanding as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026 (including completion of the Phase 1/2a REWRITE clinical trial of KRRO-110 and progress additional product candidates). We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for KRRO-110 and other product candidates we may develop;
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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(60,074)	$(67,283)
Net cash (used in) provided by investing activities	(123,347)	11,164
Net cash provided by financing activities	69,355	187,761
Effect of foreign exchange rate changes	(4)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(114,070)	$131,642

Cash Used in Operating Activities

Net cash used in operating activities was $60.1 million for the year ended December 31, 2024, which consisted of $83.6 million of net loss, $9.9 million of non-cash adjustments to net loss and an increase of $13.6 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $3.3 million of amortization of operating lease right of use, or ROU, assets, $4.5 million of stock-based compensation expenses, and $3.6 million of depreciation expenses partially offset by $1.8 million of net amortization of premiums and discounts on marketable securities. The increase in net assets consisted primarily of a $1.7 million and $9.4 million increase in accounts receivable and deferred revenue, respectively, a $11.6 million increase in operating lease liabilities, a $0.7 million increase in prepaid expenses and other current assets, offset by a $4.0 million decrease in accrued expenses and other liabilities and a $1.3 million decrease in accounts payable.

Net cash used in operating activities was $67.3 million for the year ended December 31, 2023, which consisted of $81.2 million of net loss, $9.6 million of non-cash adjustments to net loss and an increase of $4.3 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $3.6 million of depreciation expense, $3.6 million of amortization of operating lease ROU assets, and $2.4 million of stock-based compensation expenses. The increase in net assets consisted primarily of a $3.1 million increase in accounts payable, a $2.0 million increase in other non-current assets, a $1.3 million increase in operating lease liabilities, a $1.3 million increase in accrued expenses and other liabilities, offset by a $0.6 million decrease in prepaid and other current assets.

Cash Provided by Investing Activities

Net cash used in investing activities was $123.3 million for the year ended December 31, 2024 and consisted primarily of $146.3 million of purchase of marketable securities and $17.9 million of purchase of property and equipment, offset by $40.9 million of proceeds from maturities of marketable securities.

Net cash provided by investing activities was $11.2 million for the year ended December 31, 2023 and consisted primarily of $19.0 million proceeds from maturity of marketable securities, offset by $7.8 million of purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $69.4 million for the year ended December 31, 2024 and consisted primarily of net proceeds of $67.4 million from the April 2024 private placement of shares of our common stock.

Net cash provided by financing activities was $187.8 million for the year ended December 31, 2023 and consisted primarily of net proceeds of $45.5 million from the issuance of Legacy Korro’s Series B-2 convertible preferred stock, net proceeds of $117.3 million from the issuance of common stock in a private placement that closed immediately prior to the November 2023 business combination and net proceeds of $24.4 million in connection with the reverse recapitalization.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimate in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

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

Accrued and Prepaid Research and Development Expenses

As part of the process of preparing the consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with internal personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary.

We recognize expenses related to preclinical studies, clinical trials and other studies on our estimates of the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies, clinical trials and other studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Smaller Reporting Company Status

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $163.1 million, which consist of bank deposits, money market funds and US treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash, cash equivalents or marketable securities.

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

Inflation generally affects us by increasing our cost of labor and research, manufacturing and developments costs. We believe that inflations has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Korro Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Korro Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Korro Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid External Research and Development Expenses

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s accrual for external research and development expenses totaled $1.8 million as of December 31, 2024. In addition, the Company’s prepaid expenses and other current assets, which included amounts that were paid in advance of services incurred pursuant to external research and development expenses, were $3.7 million as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate external research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with internal personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows.

Auditing the Company’s accrued and prepaid external research and development expenses was complex, as the amounts are based on various estimates from third-party vendors, as well as other inputs estimated by members of management, such as, actual costs incurred but not yet billed, estimated project timelines, and the costs associated with these services. Furthermore, due to the duration of the Company’s external research and development activities and the timing of invoices received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit

To test the accrued and prepaid external research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to estimate the amounts recorded. We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we independently confirmed external research and development costs incurred as of December 31, 2024 with a sample of third parties. We also performed analytical procedures over fluctuations in accrued and prepaid research and development expenses and inspected subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 18, 2025

Korro Bio, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$55,643	$166,150
Short-term marketable securities	70,452	—
Accounts receivable	1,696	—
Restricted cash	—	3,563
Prepaid expenses and other current assets	3,741	3,015
Total current assets	131,532	172,728
Property and equipment, net	27,710	15,665
Operating lease right-of-use assets	23,836	27,150
Restricted cash, net of current portion	3,406	3,406
Long-term marketable securities	36,959	—
Other non-current assets	2,797	2,714
Total assets	$226,240	$221,663
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,992	$7,280
Accrued expenses and other current liabilities	6,171	10,212
Operating lease liabilities, current portion	1,284	1,991
Deferred revenue, current portion	3,513	—
Total current liabilities	14,960	19,483
Operating lease liabilities, net of current portion	43,481	31,216
Deferred revenue, net of current portion	5,912	—
Other non-current liabilities	1,472	1,053
Total liabilities	65,825	51,752
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 9,377,259 shares and 8,016,516 shares issued and outstanding at December 31, 2024 and 2023, respectively	9	8
Additional paid-in capital	426,724	352,908
Accumulated other comprehensive income	268	—
Accumulated deficit	(266,586)	(183,005)
Total stockholders’ equity	160,415	169,911
Total liabilities and stockholders' equity	$226,240	$221,663

The accompanying notes are an integral part of these consolidated financial statements.

Korro Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration revenue	$2,271	$—
Operating expenses:
Research and development	63,636	57,250
General and administrative	30,545	27,284
Total operating expenses	94,181	84,534
Loss from operations	(91,910)	(84,534)
Other income:
Other income, net	8,470	3,389
Total other income, net	8,470	3,389
Loss before provision for income taxes	(83,440)	(81,145)
Provision for income taxes	(141)	(27)
Net loss	$(83,581)	$(81,172)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	184	—
Foreign currency translation adjustments, net	84	—
Comprehensive loss	$(83,313)	$(81,172)
Net loss per share, basic and diluted	$(9.37)	$(53.08)
Weighted-average shares used in computing net loss per share, basic and diluted	8,920,561	1,529,321

The accompanying notes are an integral part of these consolidated financial statements.

Korro Bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	684,739	$15,924	2,029,666	$77,736	1,104,178	$57,703	223,417	$12,500	268,399	$—	$2,807	$(5)	$(101,833)	$(99,031)
Issuance of Series B-2 convertible preferred stock, net of issuance costs	—	—	—	—	—	—	813,239	45,458	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	—	—	—	—	—	—	292	—	6	—	—	6
Exercises of stock options	—	—	—	—	—	—	—	—	73,394		702	—	—	702
Vesting of restricted common stock	—	—	—	—	—	—	—	—	2,902	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,375	—	—	2,375
Issuance of common stock for cash in PIPE financing	—	—	—	—	—	—	—	—	2,077,864	2	117,250	—	—	117,252
Conversion of preferred stock to common stock	(684,739)	(15,924)	(2,029,666)	(77,736)	(1,104,178)	(57,703)	(1,036,656)	(57,958)	4,855,208	5	209,315	—	—	209,320
Issuance of common stock to Frequency shareholders in reverse recapitalization	—	—	—	—	—	—	—	—	738,457	1	32,700	—	—	32,701
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	—	—	(12,247)	—	—	(12,247)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(81,172)	(81,172)
Balance at December 31, 2023	—	—	—	—	—	—	—	—	8,016,516	8	352,908	—	(183,005)	169,911
Exercises of stock options	—	—	—	—	—	—	—	—	111,460		1,970	—	—	1,970
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,462	—	—	4,462
Issuance of common stock for cash in PIPE financing	—	—	—	—	—	—	—	—	1,249,283	1	67,384	—	—	67,385
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(83,581)	(83,581)
Balance at December 31, 2024	—	$—	—	$—	—	$—	—	$—	9,377,259	$9	$426,724	$268	$(266,586)	$160,415

The accompanying notes are an integral part of these consolidated financial statements.

Korro Bio, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(83,581)	$(81,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	3,314	3,610
Stock-based compensation expense	4,462	2,381
Depreciation expense	3,565	3,630
Net amortization of premiums and discounts on marketable securities	(1,782)	(80)
Loss on disposal of property and equipment	357	65
Changes in operating assets and liabilities:
Accounts receivable	(1,696)	—
Prepaid expenses and other current assets	(726)	559
Accounts payable	(1,341)	3,100
Accrued expenses and other current liabilities	(3,969)	1,270
Deferred revenue	9,425	—
Operating lease liabilities	11,558	1,341
Other non-current assets	340	(1,987)
Net cash used in operating activities	(60,074)	(67,283)
Investing Activities:
Purchases of marketable securities	(146,345)	—
Proceeds from maturities of marketable securities	40,900	19,000
Purchases of property and equipment	(17,902)	(7,836)
Net cash (used in) provided by investing activities	(123,347)	11,164
Financing Activities:
Proceeds from Series B-2 convertible preferred stock, net of issuance costs	—	45,458
Proceeds from PIPE financing, net of issuance costs	67,385	—
Proceeds from exercises of stock options	1,970	702
Proceeds from the issuance of common stock in pre-closing financing	—	117,250
Cash acquired in connection with the reverse recapitalization	—	36,600
Payment of reverse recapitalization transaction costs	—	(12,247)
Other financing activities, net	—	(2)
Net cash provided by financing activities	69,355	187,761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,070)	131,642
Cash, cash equivalents and restricted cash, beginning of period	173,119	41,477
Cash, cash equivalents and restricted cash, end of period	$59,049	$173,119
Non-cash investing and financing activities:
Property and equipment capitalized under tenant improvement allowance	$10,716	$2,271
Purchases of property and equipment in accounts payable and accrued expenses	$48	$1,983
Operating lease liabilities arising from right-of-use assets	$—	$26,777
Operating lease liabilities arising from lease modification	$—	$1,959
Supplemental cash flow information:
Cash paid for income taxes	$141	$27
Cash paid for operating lease liabilities	$3,055	$2,978

The accompanying notes are an integral part of these consolidated financial statements.

Korro Bio, Inc.

Notes to Consolidated Financial Statements

1. The Company and Liquidity

Nature of Business

Korro Bio, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company with a mission to discover, develop and commercialize a new class of genetic medicines based on editing RNA, enabling the treatment of both rare and highly prevalent diseases. The Company was incorporated in November 2014 as a Delaware corporation. The Company's principal offices are in Cambridge, Massachusetts.

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

Concurrently with the execution and delivery of the Merger Agreement, Legacy Korro entered into a subscription agreement with a number of accredited investors. Immediately prior to consummation of the Merger, Legacy Korro issued and sold an aggregate of 42,176,255 shares of its common stock at a purchase price of approximately $2.78 per share, for an aggregate purchase price of approximately $117.3 million. Shares of Legacy Korro common stock issued pursuant to the private placement that closed immediately prior to the Merger were converted into shares of the Company’s common stock based on an exchange ratio (as defined below).

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of December 31, 2024 of $163.1 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had an accumulated deficit of $266.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn product revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to stock-based compensation expense, the fair value of the common stock prior to the effective date of the Merger, the incremental borrowing rate for determining lease liabilities and right-of-use assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Foreign Currency Translation and Transactions

The majority of the Company’s operations occur in entities that have the U.S. dollar as their functional currency. Non-U.S. dollar denominated functional currency subsidiary has assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive income" on the Company's consolidated balance sheets. Net foreign currency exchange transaction gains or losses are included in “Other income, net” on the Company’s consolidated statement of operations, the impact of which is not significant.

Cash Equivalents

Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include investments in money market funds that invest in U.S. Treasury obligations. Cash equivalents are reflected at fair value based on quoted market prices, as further described in Note 4, “Fair Value Measurements”.

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

The Company reviews its investment portfolio to identify and evaluate investments that have indicators of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income.

Accounts Receivable

The Company's accounts receivable is comprised of amounts due related to its collaboration agreement with Novo Nordisk (see Note 13). The Company monitors the financial performance and credit worthiness of its counterparties so that it can properly assess and respond to changes in their credit profile. The Company provides allowances against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the allowance.

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

Revenue Recognition and Deferred Revenue

The Company accounts for contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.

Milestone payments: At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore consideration included in the transaction price is constrained. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Commercial milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

When no remaining performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer.

Consideration received prior to revenue recognition is recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts are recorded as accounts receivable if the Company transfers goods or services to a customer before the customer pays consideration and the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Research and Development Expenses

Expenditures relating to research and development are expensed as incurred. Research and development expenses include external expenses incurred under arrangements with third parties, such as contract research organizations, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its accrued research and development expenses as of each balance sheet date. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. This process involves reviewing open contracts and purchase orders, communicating with internal personnel and vendors to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company periodically confirms the accuracy of its estimates with its service providers and makes adjustments if necessary. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The financial terms of agreements with these service providers are subject to negotiation, vary from contract-to-contract and may result in uneven payment flows. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

Prior to the Merger, Legacy Korro estimated the grant date fair value of its common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. Cash balances are deposited with federally-insured financial institutions in the United States and may, at times, exceed federally-insured limits. The Company maintains its cash, cash equivalents and investments with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s cash equivalents are comprised of money market funds that are invested in U.S. Treasury and government agency obligations. The Company’s investments are comprised of government securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality.

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

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. For additional information, see Note 18 Segment Information.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$55,155	$55,155	$—	$—
Marketable securities
U.S. treasury bills	22,238	—	22,238	—
U.S. government agency securities	85,173	—	85,173	—
MS APA asset	1,472	—	—	1,472
Total financial assets	$164,038	$55,155	$107,411	$1,472

Financial liabilities
CVR liability	$1,472	$—	$—	$1,472
Total financial liabilities	$1,472	$—	$—	$1,472

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds, included in cash and cash equivalents	$158,706	$158,706	$—	$—
MS APA asset	1,448	—	—	1,448
Total financial assets	$160,154	$158,706	$—	$1,448

Financial liabilities:
CVR liability	$1,448	$—	$—	$1,448
Total financial liabilities	$1,448	$—	$—	$1,448

The fair value of the CVR liability and the MS APA are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the year ended December 31, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2023, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the years ended December 31, 2024 or 2023.

5. Marketable Securities

Marketable Securities as of December 31, 2024 were comprised as follows (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury bills	Within 1 year	$22,206	$32	$—	$22,238
U.S. government agency securities	Within 1 year	48,085	140	(11)	48,214
U.S. government agency securities	Between 1 to 2 years	36,936	110	(87)	36,959
Total		$107,227	$282	$(98)	$107,411

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of December 31, 2024. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of December 31, 2024. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

The Company did not hold any available-for-sale securities as of December 31, 2023.

6. Restricted Cash

As of December 31, 2024, the Company maintained no current restricted cash and non-current restricted cash of $3.4 million. As of December 31, 2023, the Company maintained current restricted cash of $3.6 million and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s facility lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of December 31, 2024 and 2023 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$55,643	$166,150
Restricted cash	3,406	6,969
Cash, cash equivalents and restricted cash	$59,049	$173,119

7. Property and Equipment, Net

Property and equipment, net, as of December 31, 2024 and 2023 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	2024	2023
Laboratory equipment	5	$11,331	$11,187
Furniture and office equipment	4	1,075	481
Computer equipment	3	87	241
Leasehold improvements	Shorter of useful life or remaining lease term	22,438	3,356
Construction in progress		107	8,242
Total property and equipment, gross		35,038	23,507
Less: accumulated depreciation		(7,328)	(7,842)
Total property and equipment, net		$27,710	$15,665

During 2024, the Company moved to new corporate headquarters located at 60 First Street, Cambridge, Massachusetts. The leasehold improvements balance as of December 31,2024 relates to our new corporate headquarters.

Depreciation expense for the years ended December 31, 2024 and 2023 was $3.6 million and $3.6 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 were comprised as follows (in thousands):

	December 31,
	2024	2023
Employee compensation and benefits	$3,775	$7,896
External research and development services	1,793	1,255
CVR liability, current	—	395
Professional fees	326	219
Other operating expenses	277	447
Total accrued expenses and other current liabilities	$6,171	$10,212

9. Common Stock

At the closing of the Merger, the shares of Legacy Korro common stock were converted into shares of the Company's common stock based on the exchange ratio determined in the Merger Agreement.

As of December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 per value per share. Prior to the Merger, the holders of Legacy Korro’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of December 31, 2024, no dividends had been declared.

As of December 31, 2024 and 2023, the Company had reserved for future issuance the following number of shares of common stock:

	December 31,
	2024	2023
Exercises of outstanding stock options	1,248,288	1,323,151
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	619,923	255,694
Future issuances under 2023 ESPP Plan	168,667	88,502
Total reserved for future issuance	2,044,927	1,675,396

PIPE Offering

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

At-The-Market Equity Program

In December 2024, the Company filed a Shelf Registration Statement on Form S-3 (the "Shelf Registration Statement") with the Securities and Exchange Commission ("SEC"), which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company's common stock, preferred stock, debt securities, units and/or warrants. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100.0 million of the Company's common stock from time to time through an "at-the-market" offering under the Securities Act of 1933, as amended.

Subsequently in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC or TD Cowen, acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an "at the market offering" program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0% of the aggregate gross proceed of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the base prospectus contained therein, as declared effective by the SEC on December 9, 2024. As of December 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

10. Preferred Stock

As of December 31, 2024 and 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock, at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

11. Stock-based Compensation

2023 Stock Option and Incentive Plan

In November 2023, the Company’s board of directors adopted the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”). The 2023 Plan was approved by the Company’s stockholders in November 2023 and became effective in November 2023 in connection with completion of the Merger. The 2023 Plan initially reserved 885,028 shares for the issuance of stock awards. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2023 Plan, beginning with January 1, 2024 and ending with January 1, 2033, by the amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. For stock options, the option price shall generally not be less than 100% of the fair market value on the day of grant. As of December 31, 2024, there were in aggregate 1,368,452 shares of common stock reserved for issuance and 619,923 shares available to grant under the 2023 Plan. As of December 31, 2023, there were in aggregate 889,922 shares of common stock reserved for issuance and 255,694 shares available to grant under the 2023 Plan.

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

The number of shares of common stock reserved for issuance pursuant to outstanding awards under the Legacy Korro Plan as of December 31, 2024 and 2023 was 499,759 shares and 600,977 shares, respectively. There were no shares available for grant under the Legacy Korro Plan at December 31, 2024 and 2023, respectively. Upon completion of the Merger and effectiveness of the 2023 Plan, the Company ceased granting awards under the Legacy Korro Plan.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,477	$759
General and administrative	2,985	1,622
Total stock-based compensation expense	$4,462	$2,381

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

The aggregate fair value of Legacy Korro restricted common stock that vested during the years ended December 31, 2024 and 2023, based upon the fair value of the underlying restricted common stock on the day of vesting, was $0 million and $0.1 million, respectively.

Stock Option Activity

The fair value of stock options granted during the years ended December 31, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.4%	72.8%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $31.80 and $23.49 per share, respectively.

The following table summarizes changes in stock option activity during the year ended December 31, 2024 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,323,151	$23.49	8.4	$36,310
Granted	251,807	$46.57
Exercised	(111,460)	$18.06
Forfeited	(163,052)	$18.28
Cancelled	(52,158)	$116.61
Outstanding as of December 31, 2024	1,248,288	$25.42	8.0	$21,313
Exercisable at December 31, 2024	528,252	$22.95	6.7	$11,311

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $5.0 million and $0.3 million, respectively.

As of December 31, 2024, there was unrecognized stock-based compensation expense related to unvested stock options of $11.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

12. Income Taxes

For the years ended December 31, 2024 and 2023, the loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(83,500)	$(81,145)
Foreign	60	—
Total	$(83,440)	$(81,145)

The provision for income taxes for the years ended December 31, 2024 and 2023 was comprised as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current taxes:
Federal	$—	$—
State	141	27
Foreign	—	—
Total current taxes	141	27
Deferred taxes:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred taxes	—	—
Total provision for income taxes	$141	$27

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.6%	7.1%
Tax credit carryforwards	3.8%	3.6%
Permanent items	(0.1)%	(1.0)%
Stock based compensation	(2.7)%	—%
Change in valuation allowance	(27.0)%	(30.8)%
Other	(0.8)%	0.1%
Effective tax rate	(0.2)%	—%

The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were comprised as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$94,196	$80,385
Tax credit carryforwards	26,410	22,474
Capitalized research and development	41,719	34,395
Stock-based compensation	1,808	4,494
Amortization	1,296	1,138
Operating lease liability	12,075	9,052
Accrued expenses and other temporary differences	1,147	1,543
Total deferred tax assets	178,651	153,481
Less: valuation allowance	(168,319)	(145,766)
Net deferred tax assets	10,332	7,715
Deferred tax liabilities:
Operating right-of-use asset	(6,429)	(7,401)
Depreciation	(3,903)	(314)
Total deferred tax liabilities	(10,332)	(7,715)
Net deferred taxes	$—	$—

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $352.3 million and $319.7 million, respectively. Under current law, the Company's federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of the Company's taxable income annually for tax years beginning after December 31, 2018. Federal NOLs generated in taxable years ending on or prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. The Company has federal NOLs of $22.4 million that are subject to expiration between 2036 and 2037 and has $329.9 million of federal NOLs that do not expire.

State NOLs expire at various dates from 2035 through 2044. The Company’s foreign net operating loss carryforwards do not expire. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $18.8 million that expire at various dates from 2036 through 2044. In addition, as of December 31, 2024, the Company had state research and development tax credit carryforwards of $9.7 million that expire at various dates from 2032 through 2039.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which primarily pertain to NOL carryforwards, tax credit carryforwards and capitalized research and development. The Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $168.3 million has been established at December 31, 2024. The increase in the valuation allowance of $22.6 million during the year ended December 31, 2024 was primarily due to the additional operating loss generated by the Company and the additional capitalized R&D expenses under Section 174 during the year.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the IRC. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. As a result of ownership changes in the Company from its inception through December 31, 2024, the Company’s NOL and tax credit carryforwards allocable to the periods preceding each such ownership change could be subject to limitations under IRC Section 382, however the Company has not yet completed an IRC Section 382 study. The Company’s foreign net operating loss carryforwards may also be limited under similar laws in the foreign jurisdiction.

The Company had no unrecognized tax benefits as of either December 31, 2024 or 2023. The Company has not conducted a study of its research and development credit carryforwards generated during any year. This study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards.

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

The Company files income tax returns in the United States federal tax jurisdiction and the Connecticut and Massachusetts state tax jurisdictions. The Company also files an income tax return in Australia for the Company’s Australian subsidiary. Because the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

As of December 31, 2024, the Company has not incurred any material interest or penalty charges.

13. Collaboration Agreements

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

As of December 31, 2024, one development milestone of $1.0 million has been achieved. The company has recorded $3.0 million and $4.0 million, including the upfront fee and milestone fee, within research and development expense in the consolidated statement of operations during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2023, no milestones were achieved.

In January 2025, the Company announced dosing of the first participants in its Phase 1/2a REWRITE clinical program investigating KRRO-110 as a treatment for AATD, which triggered the payment of a $1.5 million development milestone .

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo Nordisk, is a customer. The Company determined that the research services and the exclusive licenses granted under the collaboration agreement for the initial target are not distinct and, therefore, the Company accounts for the research services and exclusive licenses as a single performance obligation. Additionally, the Company concluded that Novo Nordisk’s option to select a second target does not give rise to a material right or performance obligation until the additional target is selected due to the additional services being priced at standalone selling price. The Company recognizes revenue related to the combined license and research services performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which the Company believes best measures its progress towards satisfying the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

As of December 31, 2024, the total transaction price was determined to be $39.5 million based on the upfront nonrefundable payment and estimated research services for the first product target. During the year ended December 31, 2024, the Company recognized total collaboration revenue of $2.3 million. The Company is expected to recognize revenue through 2026.

The Company had $3.5 million of current deferred revenue and $5.9 million of noncurrent deferred revenue as of December 31, 2024, based on the period the services are expected to be performed and/or related costs to be incurred. The Company had $1.7 million of current accounts receivable as of December 31, 2024.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

14. Commitments and Contingencies

Leases

The Company had an operating lease at One Kendall Square, Cambridge, Massachusetts where it occupied 22,561 square feet of laboratory and office space (the “OKS Facility”) pursuant to a lease agreement that expired September 30, 2024 (after being extended from December 31, 2023 pursuant to an October 20, 2023 lease amendment). The Company also had an operating sublease agreement at Cummings Park in Woburn, Massachusetts where it occupied 18,148 square feet of laboratory and office space (the “Cummings Park Sublease”), which expired on July 31, 2024.

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized full amount of the $13.1 million tenant improvement allowance as of December 31, 2024. The lease has remaining term approximately 10 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of December 31, 2024 were as follows (in thousands):

As of December 31, 2024
2025	6,221
2026	7,341
2027	7,557
2028	7,778
2029	8,007
Thereafter	36,713
Total Future Minimum Leases Payments	73,617
Less: Interest	(28,852)
Present Value of Operating Lease Liabilities	$44,765

As of December 31, 2024, the weighted average remaining lease term was 9.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$7,629	$5,948
Variable lease costs	1,602	1,211
Short-term lease costs	1,171	921
Total lease costs	$10,402	$8,080

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

On June 3, 2021 and June 22, 2021, purported stockholders of the Frequency filed putative class action lawsuits in the U.S. District Court for the District of Massachusetts against the Frequency and the Frequency’s Chief Executive Officer, President, and Director, David Lucchino. On March 21, 2022, the two lawsuits were consolidated into a single lawsuit, Quinones et al. v. Frequency Therapeutics, Inc. et al. and on May 16, 2022, the Company’s Chief Development Officer, Dr. Carl Le Bel, was added as a defendant. The plaintiffs alleged violations of Sections 10(b), 20(a) and Rule 10b5 of the Securities Exchange Act of 1934, as amended (the Exchange Act), due to allegedly false and misleading statements and omissions about the Company’s Phase 2a clinical trial (FX-322-202) for its product candidate FX-322 in the Company’s public disclosures between October 29, 2020 and March 22 ,2021. The lawsuit sought, among other things, damages in connection with the Frequency’s allegedly artificially inflated stock price between October 29, 2020 and March 22, 2021 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees and costs. On March 29, 2023, the Frequency’s motion to dismiss was granted and the lawsuit was dismissed in its entirety. On April 27, 2023, plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the order dismissing the lawsuit. On August 2, 2023, plaintiff-appellant submitted its opening brief to the First Circuit. Frequency filed its response brief on October 27, 2023, and plaintiff-appellant filed its reply brief on December 14, 2023. The First Circuit heard oral argument on January 8, 2024. On July 2, 2024, the First Circuit issued an opinion and judgment affirming dismissal of the lawsuit in its entirety. On July 18, 2024, plaintiff filed a motion in the U.S. District Court for the District of Massachusetts requesting that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. The Company filed an opposition to that motion on August 8, 2024, and on November 1, 2024 the U.S. District Court for the District of Massachusetts denied the plaintiff's request that the court vacate its prior order and judgment dismissing the plaintiff’s lawsuit. The deadline for the plaintiff to appeal such decision has passed and the plaintiff did not file an appeal before such deadline. The Company does not expect to incur a possible loss. No accruals have been recorded as of December 31, 2024.

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

15. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.6 million and $0.5 million of matching contributions to the 401(k) Plan during the year ended December 31, 2024 and December 31, 2023, respectively.

16. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Outstanding stock options	1,248,288	1,323,151
Outstanding warrant	8,049	8,049
Total	1,256,337	1,331,200

17. Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating its RNA-editing technology. The Company's chief operating decision maker ("CODM) is the chief executive officer.

The CODM assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM allocates resources based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date.The accounting policies of the Company's single reportable segment are the same as those described in the summary of significant accounting policies. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations and comprehensive loss. Therefore, duplication of the Company’s consolidated statements of operations and comprehensive in this segment disclosure is not required.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All long-lived assets are located in the United States. Long-lived assets primarily consist of property and equipment, net, operating lease right-of-use assets and long-term marketable securities.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM regularly to allocate resources and evaluate financial performance.

The Company does not have intra-entity sales or transfers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Interim Principal Financial Officer (our Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Interim Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. We maintain a system of internal control that is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): On November 22, 2024, Vineet Agarwal, our Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 10,085 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on March 24, 2026. On November 22, 2024, Oliver Dolan, our SVP of Finance and Interim Principal Accounting Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 7,187 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on December 31, 2025. During the three months ended December 31, 2024, none of our other officers or directors informed us that they adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to the Consolidated Financial Statements in Item 8 on page F-105 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2024).
10.1#

Korro Bio, Inc. 2023 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed December 20, 2023).

10.2#	Korro Bio, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1/A filed December 1, 2023).
10.3#	Korro Bio, Inc. 2019 Stock Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
10.4#	Korro Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy
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

10.7#	Korro Bio, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 to the Form 8-K, filed November 6, 2023).
10.8#	Employment Agreement, dated as of November 10, 2023, by and between Korro Bio, Inc. and Ram Aiyar, Ph.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2023).
10.9#	Employment Agreement, dated November 8, 2023, by and between Korro Bio, Inc. and Vineet Agarwal (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2023).
10.10#

Employment Agreement, dated as of May 13, 2024, by and between Korro Bio, Inc. and Olukemi A. Olugemo (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (333-279402) filed May 14, 2024).

10.11#

Employment Agreement, dated August 28, 2024, by and between Korro Bio, Inc. and Jeffrey Cerio (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-39062) filed November 12, 2024).

10.12#

Employment Agreement, dated November 9, 2023, by and between Korro Bio, Inc. and Todd Chappell (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed December 1, 2023).

10.13#

Consulting Agreement, dated August 26, 2024 between Korro Bio, Inc. and David Lucchino (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed November 12, 2024).

10.14#	Form of Indemnification Agreement for Officers of Korro Bio, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed November 6, 2023).
10.15#	Form of Indemnification Agreement for Directors of Korro Bio, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed November 6, 2023).
10.16	Third Amended and Restated Investors’ Rights Agreement of Korro Bio, Inc., dated November 8, 2021 (incorporated by reference to Exhibit 10.27 to the Form S-4/A (333-273490) filed September 1, 2023).

10.17	Contingent Value Rights Agreement dated November 3, 2023 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed November 6, 2023).
10.18‡

Lease Agreement, dated April 25, 2022 between Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.) and NW Cambridge Property Owner LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed November 12, 2024).

10.19	Registration Rights Agreement, dated as of July 14, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
10.20	Warrant Agreement dated January 22, 2021 (incorporated by reference to Exhibit 10.13 to the Form 8-K, filed November 6, 2023).
10.21+

Subscription Agreement dated as of April 17, 2024, by and among the registrant an the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 18, 2024).

10.22+	Registration Rights Agreement, dated as of April 17, 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 18, 2024).
10.23*

Research Collaboration and License Agreement, dated September 13, 2024 between Korro Bio, Inc. and Novo Nordisk A/S (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 12, 2024).

10.24

Sales agreement, dated December 2, 2024, by and between Korro Bio, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3 (333-283552) filed on December 2, 2024).

19.1	Korro Bio, Inc. Insider Trading Policy
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page attached hereto).
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¥	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Korro Bio, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed March 26, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or any compensatory plan, contract or arrangement.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

‡ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

¥ These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

* Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the SEC because the registrant has determined that information is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korro Bio, Inc.

Date: March 18, 2025	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ram Aiyar and Oliver Dolan, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ram Aiyar	President, Chief Executive Officer and Director Principal Executive Officer, Interim Principal Financial Officer	March 18, 2025
Ram Aiyar

/s/Oliver Dolan	Senior Vice President, Finance	March 18, 2025
Oliver Dolan	Interim Principal Accounting Officer

/s/ Ali Behbahani	Director	March 18, 2025
Ali Behbahani

/s/ Nessan Bermingham	Director	March 18, 2025
Nessan Bermingham

/s/ Jean-Francois Formela	Director	March 18, 2025
Jean-Francois Formela

/s/ Katharine Knobil	Director	March 18, 2025
Katharine Knobil

/s/ Rachel Meyers	Director	March 18, 2025
Rachel Meyers

/s/ Timothy Pearson	Director	March 18, 2025
Timothy Pearson