Form 10-Q
period 2025-03-31
Korro Bio, Inc.
filed 2025-05-07
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 9,390,492 shares of common stock, $0.001 par value per share, outstanding.

Unless the context otherwise indicates, references in this Quarterly Report on 10-Q to the “Company,” the "combined company," “we,” “our” and “us” refer, collectively, to Korro Bio, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy Korro) after completion of our November 2023 business combination. The term “Legacy Korro” refers to privately held Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.), which we acquired in the November 2023 business combination.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
the timing, progress, results, and cost of our Phase 1/2a REWRITE clinical trial of KRRO-110, including our ability to complete the Phase 1/2a clinical trial and KRRO-110’s best-in-class potential for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD;
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
•
the effects of our organizational streamlining and workforce reduction;
•
the therapeutic and commercial potential of our product candidates;
•
our research and development and other expenses;
•
our strategy;
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
•
competitive developments, including the impact on our competitive position of competing products and product candidates and our ability to meet such competition; and
•
our ability to manage the growth of our business.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

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
•
We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD, and have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials.
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
•
We may not realize the anticipated benefits of our organizational streamlining and workforce reduction.
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
•
Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions (including as a result of recently announced tariffs or other policy changes by the current U.S. administration), and other uncertainties beyond our control.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$64,144	$55,643
Short-term marketable securities	50,809	70,452
Accounts receivable	1,924	1,696
Prepaid expenses and other current assets	4,358	3,741
Total current assets	121,235	131,532
Property and equipment, net	26,676	27,710
Operating lease right-of-use assets	23,678	23,836
Restricted cash, net of current portion	3,406	3,406
Long-term marketable securities	24,039	36,959
Other non-current assets	3,173	2,797
Total assets	$202,207	$226,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,176	$3,992
Accrued expenses and other current liabilities	3,648	6,171
Operating lease liabilities, current portion	2,306	1,284
Deferred revenue, current portion	2,751	3,513
Total current liabilities	12,881	14,960
Operating lease liabilities, net of current portion	42,879	43,481
Deferred revenue, net of current portion	6,048	5,912
Other non-current liabilities	1,442	1,472
Total liabilities	63,250	65,825
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 9,388,902 shares and 9,377,259 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	428,657	426,724
Accumulated other comprehensive income	264	268
Accumulated deficit	(289,973)	(266,586)
Total stockholders’ equity	138,957	160,415
Total liabilities and stockholders' equity	$202,207	$226,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration revenue	$2,550	$—
Operating expenses:
Research and development	19,739	13,572
General and administrative	7,831	7,881
Total operating expenses	27,570	21,453
Loss from operations	(25,020)	(21,453)
Other income:
Other income, net	1,633	1,913
Total other income, net	1,633	1,913
Loss before provision for income taxes	(23,387)	(19,540)
Provision for income taxes	—	(17)
Net loss	$(23,387)	$(19,557)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	(3)	—
Foreign currency translation adjustments, net	(1)	—
Comprehensive loss	$(23,391)	$(19,557)
Net loss per share, basic and diluted	$(2.49)	$(2.44)
Weighted-average shares used in computing net loss per share, basic and diluted	9,384,266	8,019,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	9,377,259	$9	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	172	—	—	172
Stock-based compensation expense	—	—	1,761	—	—	1,761
Other comprehensive loss, net of tax of $0	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	$428,657	$264	$(289,973)	$138,957

Balance at December 31, 2023	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	865	—	—	865
Net loss	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	8,022,463	$8	$353,912	$—	$(202,562)	$151,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(23,387)	$(19,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	158	1,203
Stock-based compensation expense	1,761	865
Depreciation expense	1,225	726
Net amortization of premiums and discounts on marketable securities	(340)	—
Changes in operating assets and liabilities:
Accounts receivable	(228)	—
Prepaid expenses and other current assets	(617)	(290)
Accounts payable	99	(2,585)
Accrued expenses and other current liabilities	(2,511)	(5,048)
Deferred revenue	(626)	—
Operating lease liabilities	420	2,709
Other non-current assets	(406)	86
Net cash used in operating activities	(24,452)	(21,891)
Investing Activities:
Proceeds from maturities of marketable securities	32,900	—
Purchases of property and equipment	(119)	(5,611)
Net cash provided by (used in) investing activities	32,781	(5,611)
Financing Activities:
Proceeds from exercises of stock options	172	139
Net cash provided by financing activities	172	139
Net increase (decrease) in cash, cash equivalents and restricted cash	8,501	(27,363)
Cash, cash equivalents and restricted cash, beginning of period	59,049	173,119
Cash, cash equivalents and restricted cash, end of period	$67,550	$145,756
Non-cash investing and financing activities:
Property and equipment capitalized under tenant improvement allowance	$—	$2,555
Purchases of property and equipment in accounts payable and accrued expenses	$120	$1,942
Supplemental cash flow information:
Cash paid for income taxes	$—	$17
Cash paid for operating lease liabilities	$501	$828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Liquidity

Nature of Business

Korro Bio, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company with a mission to discover, develop and commercialize a new class of genetic medicines based on editing RNA, enabling the treatment of both rare and highly prevalent diseases. The Company was incorporated in November 2014 as a Delaware corporation and in November 2023 completed a reverse merger with its now wholly-owned subsidiary and changed its name from Frequency Therapeutics, Inc. (“Frequency”) to Korro Bio, Inc. The Company's principal offices are in Cambridge, Massachusetts.

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2025 of $139.0 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had an accumulated deficit of $290.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include any normal recurring adjustments necessary for the fair presentation of the Company's interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31,2024, and the notes thereto, included in the 2024 Form 10-K.

The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ended December 31, 2025, or any other interim periods, or any future year or period.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company's audited consolidated financial statements as of the year end December 31, 2024, and the notes thereto, which are included in the 2024 Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the 2024 Form 10-K.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Recent Accounting Pronouncements—Yet to be Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”). Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds	$62,637	$62,637	$—	$—
Marketable securities
U.S. government agency securities	74,848	—	74,848	—
MS APA asset	1,442	—	—	1,442
Total financial assets	$138,927	$62,637	$74,848	$1,442

Financial liabilities:
CVR liability	$1,442	$—	$—	$1,442
Total financial liabilities	$1,442	$—	$—	$1,442

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$55,155	$55,155	$—	$—
Marketable securities
U.S. treasury bills	22,238	—	22,238	—
U.S. government agency securities	85,173	—	85,173	—
MS APA asset	1,472	—	—	1,472
Total financial assets	$164,038	$55,155	$107,411	$1,472

Financial liabilities
CVR liability	$1,472	$—	$—	$1,472
Total financial liabilities	$1,472	$—	$—	$1,472

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the three months ended March 31, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the three months ended March 31, 2025 or during the year ended December 31, 2024.

4. Marketable Securities

Marketable securities were comprised as follows as of March 31, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	Within 1 year	$50,672	$144	$(7)	$50,809
U.S. government agency securities	Between 1 to 2 years	23,995	80	(36)	24,039
Total		$74,667	$224	$(43)	$74,848

Marketable securities were comprised as follows as of December 31, 2024 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury bills	Within 1 year	$22,206	$32	$—	$22,238
U.S. government agency securities	Within 1 year	48,085	140	(11)	48,214
U.S. government agency securities	Between 1 to 2 years	36,936	110	(87)	36,959
Total		$107,227	$282	$(98)	$107,411

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of March 31, 2025. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of March 31, 2025. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of each of March 31, 2025 and December 31, 2024, the Company maintained no current restricted cash and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$64,144	$55,643
Restricted cash	3,406	3,406
Cash, cash equivalents and restricted cash	$67,550	$59,049

6. Property and Equipment, Net

Property and equipment, net, as of March 31, 2025 and December 31, 2024 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	March 31, 2025	December 31, 2024
Laboratory equipment	5	$11,486	$11,331
Furniture and office equipment	4	1,075	1,075
Computer equipment	3	130	87
Leasehold improvements	Shorter of useful life or remaining lease term	22,447	22,438
Construction in progress		91	107
Total property and equipment, gross		35,229	35,038
Less: accumulated depreciation		(8,553)	(7,328)
Total property and equipment, net		$26,676	$27,710

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.2 million and $0.7 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 were comprised as follows (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$1,535	$3,775
External research and development services	1,388	1,793
Professional fees	232	326
Other operating expenses	493	277
Total accrued expenses and other current liabilities	$3,648	$6,171

8. Common Stock

As of March 31, 2025, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2025, no dividends had been declared.

As of March 31, 2025 and December 31, 2024, the Company had reserved for future issuance the following number of shares of common stock:

	March 31, 2025	December 31, 2024
Exercises of outstanding stock options	1,704,178	1,248,288
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	621,258	619,923
Future issuances under 2023 ESPP Plan	262,440	168,667
Total reserved for future issuance	2,595,925	2,044,927

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

At-The-Market Equity Program

In December 2024, the Company filed a Shelf Registration Statement on Form S-3 (the "Shelf Registration Statement") with the Securities and Exchange Commission ("SEC"), which covered the offering, issuance and sale by the Company of up to an aggregate of $400.0 million of the Company's common stock, preferred stock, debt securities, units and/or warrants. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100.0 million of the Company's common stock from time to time through an "at-the-market" (“ATM”) offering under the Securities Act of 1933, as amended.

Subsequently in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC ("TD Cowen"), acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an "at the market offering" program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0 % of the aggregate gross proceed of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the ATM prospectus contained therein, as declared effective by the SEC on December 9, 2024. As of March 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.

9. Preferred Stock

As of March 31, 2025, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

10. Stock-based Compensation

The Company grants stock-based awards under its 2023 Stock Option and Incentive Plan (the "2023 Plan"), which was approved by the Company’s stockholders in November 2023. The Company also has outstanding stock option awards under the Korro Bio Ops, Inc. 2019 Plan (the "Legacy Korro 2019 Plan"), the Frequency 2014 Stock Incentive Plan (the "2014 Plan"), and the Frequency 2019 Incentive Award Plan (the "Frequency 2019 Plan"), but is no longer granting awards under these plans. The Company also has the option to issue shares under the 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was approved by the Company’s stockholders in November 2023.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$630	$278
General and administrative	1,131	587
Total stock-based compensation expense	$1,761	$865

Stock Option Activity

The fair value of stock options granted during the three months ended March 31, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.3%	74.1%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $22.54 and $21.43 per share, respectively.

The following table summarizes changes in stock option activity during the three months ended March 31, 2025 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,248,288	$25.42	8.0	$21,313
Granted	499,105	$33.30
Exercised	(11,643)	$14.74
Forfeited	(31,558)	$29.32
Cancelled	(14)	$45.10
Outstanding as of March 31, 2025	1,704,178	$27.73	8.4	$2,624
Exercisable at March 31, 2025	576,313	$23.04	6.7	$1,835

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0.3 million and $0.1 million, respectively.

As of March 31, 2025, there was unrecognized stock-based compensation expense related to unvested stock options of $20.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years.

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

As of December 31, 2024, one development milestone of $1.0 million had been achieved. In January 2025, the Company announced dosing of the first participants in its Phase 1/2a REWRITE clinical program investigating KRRO-110 as a treatment for AATD, which triggered the second payment of a $1.5 million development milestone. The Company recorded $1.7 million and $0.9 million within research and development expense in the condensed consolidated statement of operations during the three months ended March 31, 2025 and 2024, respectively, related to the Genevant Agreement.

Novo Nordisk Agreement

On September 13, 2024, the Company entered into a research collaboration and license agreement with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement). Under the agreement, the Company is responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and the Company is eligible to receive cost reimbursement from Novo Nordisk for the Company's performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable). For additional information relating to the terms of such agreement, see Note 13 in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

In October 2024, the Company received an upfront nonrefundable payment of $10.0 million from Novo Nordisk related to the first product candidate, or program target. The Company is entitled to an additional upfront nonrefundable payment from Novo Nordisk upon the selection of the second program target as well as related cost reimbursements.

The Company assessed this arrangement in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, Novo Nordisk, is a customer. The Company determined that the research services and the exclusive licenses granted under the collaboration agreement for the initial target are not distinct and, therefore, the Company accounts for the research services and exclusive licenses as a single performance obligation. Additionally, the Company concluded that Novo Nordisk’s option to select a second target does not give rise to a material right or performance obligation until the additional target is selected due to the additional services being priced at standalone selling price. The Company recognizes revenue related to the combined license and research services performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which the Company believes best measures its progress towards satisfying the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

As of March 31, 2025, the total transaction price was determined to be $40.1 million based on the $10.0 million upfront nonrefundable payment and $30.1 million of estimated research services for the first program target. During the three months ended March 31, 2025 and 2024, the Company recognized total collaboration revenue of $2.6 million and $0 million, respectively. The Company is expected to recognize revenue through the first quarter of 2027.

The Company had $2.8 million of current deferred revenue and $6.0 million of noncurrent deferred revenue as of March 31, 2025, based on the period the services are expected to be performed and/or related costs to be incurred. The Company had $1.9 million of current accounts receivable as of March 31, 2025.

The Company will assess the probability of receiving payments from achieving the research and development and regulatory milestones and include the payment in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

12. Commitments and Contingencies

Leases

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized full amount of the $13.1 million tenant improvement allowance as of December 31, 2024. The lease has remaining term of approximately 9 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of March 31, 2025 were as follows (in thousands):

As of March 31, 2025
2025	$5,388
2026	7,341
2027	7,557
2028	7,778
2029	8,007
Thereafter	36,713
Total Future Minimum Leases Payments	72,784
Less: Interest	(27,599)
Present Value of Operating Lease Liabilities	$45,185

As of March 31, 2025, the weighted average remaining lease term was 9.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,411	$2,150
Variable lease costs	484	359
Short-term lease costs	273	409
Total lease costs	$2,168	$2,918

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

The Company was not subject to any material legal proceedings or claims as of March 31, 2025.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.2 million of matching contributions to the 401(k) Plan during each of the three months ended March 31, 2025 and 2024.

14. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	1,704,178	1,273,719
Outstanding warrant	8,049	8,049
Total	1,712,227	1,281,768

15. Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating its RNA-editing technology. The Company's chief operating decision maker ("CODM") is the chief executive officer.

The CODM assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM allocates resources based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The accounting policies of the Company's single reportable segment are the same as those described in the summary of significant accounting policies. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations and comprehensive loss. Therefore, duplication of the Company’s consolidated statements of operations and comprehensive in this segment disclosure is not required.

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

16. Subsequent Events

On May 7, 2025, the Company initiated a strategic plan to streamline its operations, including a workforce reduction of approximately 20%. The Company estimates that it will incur one-time restructuring charges of approximately $1.2 million including employee severance, benefits and related termination costs, the majority of which the Company expects to recognize during the three months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the heading “Risk Factors” in Part I, Item 1A of this Quarterly Report our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Cautionary Statement Regarding Forward-Looking Statements.”

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

The versatility of RNA editing combined with our RNA platform broadens the therapeutic target space significantly. While our approach can be used to repair pathogenic single nucleotide variants, or SNVs, as demonstrated by our most advanced clinical-stage program, our AATD product candidate KRRO-110, we can also engineer de novo SNVs and change amino acids on proteins to endow them with desired properties while preserving their broader functional capabilities, as exemplified by three of our other programs (an undisclosed rare metabolic disorder, amyotrophic lateral sclerosis, and pain). In preclinical studies, we have demonstrated that single RNA changes can disrupt protein-protein interactions, prevent protein aggregation, selectively modulate ion channels and activate kinases. These modification approaches can unlock validated target classes that have historically been difficult to drug, enabling us to pursue a broad range of diseases traditionally out-of-scope for other genetic medicine approaches and current traditional drug modalities.

Our clinical-stage development program is investigating KRRO-110 as a treatment for AATD where, using our proprietary RNA editing approach, we are repairing a pathogenic variant on RNA. KRRO-110 has the potential to be disease-modifying and provide a differentiated therapeutic option. In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110 in up to 64 participants, including healthy adults and clinically stable AATD patients with the PiZZ genotype. Secondary and exploratory endpoints include pharmacokinetic and pharmacodynamic parameters that will guide optimal dose selection for later stage studies. In May 2025, we announced approval to expand our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD into New Zealand, and we continue to progress enrollment, site activation and expansion into other geographies beyond Australia and New Zealand, including the United States. In March 2025, we announced that the U.S. Food and Drug Administration, or FDA, has granted orphan drug designation to KRRO-110 for the treatment of AATD. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the REWRITE Phase 1/2a trial is anticipated in 2026. Based on the preclinical data, we believe KRRO-110 has best-in-class potential for the treatment of AATD. However, KRRO-110 is in early clinical development and there is no guarantee that it will be successful.

In May 2025, we announced a strategic plan to streamline our operations, including a workforce reduction of approximately 20%. We estimate that we will incur one-time restructuring charges of approximately $1.2 million including employee severance, benefits and related termination costs, the majority of which we expect to recognize during the three months ended June 30, 2025.

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

We have incurred significant operating losses since inception. Our net losses were $23.4 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $290.0 million as of March 31, 2025. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance product candidates through clinical development, and seek regulatory approvals for our pipeline candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the three months ended March 31, 2025, we recognized $2.6 million of collaboration revenue, which is related to our September 2024 research collaboration and license agreement with Novo Nordisk A/S, or Novo Nordisk. During the three months ended March 31, 2024, we recognized no collaboration revenue.

For additional information about our revenue recognition policy and our collaboration and license agreement with Novo Nordisk, see Note 11 in the condensed consolidated financial statements included in this Quarterly Report.

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
•
expenses incurred under agreements with contract research organizations, or CROs, that conduct our preclinical studies and clinical trials;
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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, European Medicines Agency, or EMA, HREC, Therapeutic Goods Administration, or TGA, the Health and Disability Ethics Committees, or HDEC, or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

We expect to continue to incur costs associated with being a public company and maintaining controls over financial reporting, including costs of accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Other Income, Net

Other income, net primarily consists of interest income earned on money market fund accounts and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Collaboration revenue	$2,550	$—	$2,550
Operating expenses:
Research and development	19,739	13,572	6,167
General and administrative	7,831	7,881	(50)
Total operating expenses	27,570	21,453	6,117
Loss from operations	(25,020)	(21,453)	(3,567)
Other income, net
Other income, net	1,633	1,913	(280)
Total other income, net	1,633	1,913	(280)
Loss before provision for income taxes	(23,387)	(19,540)	(3,847)
Provision for income taxes	—	(17)	17
Net loss	$(23,387)	$(19,557)	$(3,830)

Collaboration Revenue

During the three months ended March 31, 2025, we recognized $2.6 million of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the three months ended March 31, 2024, we recognized no collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$6,122	$2,249	$3,873
Unallocated research and development expenses
Other research and pre-development candidate expenses	4,350	3,300	1,050
Personnel expenses	6,440	5,213	1,227
Facilities expenses	2,827	2,810	17
Total research and development expenses	$19,739	$13,572	$6,167

Research and development expenses were $19.7 million for the three months ended March 31, 2025, compared to $13.6 million for the three months ended March 31, 2024. The increase was primarily due to a $3.9 million increase in KRRO-110 external expenses, which was attributable to a $2.4 million increase in clinical trial activities in 2025 for the Phase 1/2a REWRITE clinical trial and achievement of a $1.5 million development milestone under our collaboration and license agreement with Genevant Sciences GmbH. A portion of the increase was also due to a $1.2 million increase in personnel-related expenses driven by an increase in headcount to support the expansion of our research and clinical development function, and a $1.1 million increase in other research and pre-development candidate expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Personnel expenses	$4,042	$3,334	$708
Professional services	1,924	2,612	(688)
Facilities expenses	918	994	(76)
Other	947	941	6
Total general and administrative expenses	$7,831	$7,881	$(50)

General and administrative expenses were $7.8 million for the three months ended March 31, 2025, compared to $7.9 million for the three months ended March 31, 2024. The minor decrease was primarily due to a $0.1 million decrease in professional service fees and facilities expenses, offset by a $0.1 million increase in personnel expenses.

Other Income, Net

Total other income, net was $1.6 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024. The decrease of $0.3 million was primarily due to a lower cash, cash equivalent and marketable securities balance as of March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the November 2023 business combination and $70.0 million from the April 2024 private placement of shares of our common stock. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $139.0 million.

Since inception, we have incurred significant operating losses and, as of March 31, 2025, had an accumulated deficit of $290.0 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity offerings. As of March 31, 2024, we have not sold any shares of common stock under our at-the-market equity offering program.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $139.0 million. We expect that our cash, cash equivalents and marketable securities outstanding as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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
•
the cost of continuing to build our Oligonucleotide Promoted Editing of RNA, or OPERA, platform and discover additional novel genetic medicines;
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
•
our headcount growth and associated costs when we expand our research and development efforts;
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

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(24,452)	$(21,891)
Net cash provided by (used in) investing activities	32,781	(5,611)
Net cash provided by financing activities	172	139
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,501	$(27,363)

Cash Used in Operating Activities

Net cash used in operating activities was $24.5 million for the three months ended March 31, 2025, which consisted of $23.4 million of net loss, $2.8 million of non-cash adjustments to net loss and a decrease of $3.9 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $1.8 million of stock-based compensation expenses and $1.2 million of depreciation expenses, partially offset by $0.3 million of net amortization of premiums and discounts on marketable securities. The decrease in net assets consisted primarily of a $2.5 million decrease in accrued expenses and other liabilities, a $0.6 million decrease in deferred revenue, a $0.6 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in other non-current assets and a $0.2 million decrease in accounts receivable, partially offset by a $0.4 million increase in operating lease liabilities and a $0.1 million increase in accounts payable.

Cash Provided by Investing Activities

Net cash provided by investing activities was $32.8 million for the three months ended March 31, 2025 and consisted primarily of $32.9 million of proceeds from maturities of marketable securities, offset by $0.1 million of purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025 and consisted primarily of proceeds from exercises of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimate in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. See the 2024 10-K for more information about our critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2024 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $139.0 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report and in our other filings with the Securities and Exchange Commission, or SEC. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward Looking Statements.”.

Risks Related to Our Business

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $23.4 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $290.0 million. We have financed our operations primarily through private placements of our convertible preferred stock and more recently, common stock in our November 2023 and April 2024 private placements. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress KRRO-110 through clinical development;
•
continue current research programs and preclinical and clinical development of any product candidates we may identify;
•
seek to identify additional research programs and product candidates;
•
further develop OPERA, our RNA editing platform;
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
•
establish and maintain collaborations;
•
should we decide to do so, build and maintain a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility; and
•
operate as a public company.

We expect that it will be many years, if ever, before we have an RNA editing product ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a product or products with market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we are, may never generate revenues that are significant or large enough to achieve profitability.

We have transitioned from discovery, research and development to clinical stage with our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Because of the numerous risks and uncertainties associated with developing oligonucleotide product candidates and the risks associated with conducting clinical trials, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, HREC, or TGA, HDEC or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

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

In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of March 31, 2025, our cash, cash equivalents and marketable securities were $139.0 million, excluding restricted cash, or $142.4 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones (including completion of the Phase 1/2a REWRITE clinical trial of KRRO-110) and into 2027. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have from our earlier preclinical studies may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing product candidates using our proprietary RNA editing technology is both preliminary and limited. We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. For example, KRRO-110 uses lipid nanoparticle, or LNPs, as a delivery modality and we may use other delivery modalities to deliver our other product candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they have not been clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidates we may identify and develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and the outcome is uncertain. A failure of one or more clinical trials can occur at any stage of product candidate development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed, preventing marketing approval of their product candidates.

We and our collaborators, if any, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:

•
delays in reaching a consensus with regulators on trial design;
•
regulators, institutional review boards, or IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
the number of patients required for clinical trials of any product candidates we may develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
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
•
be sued; or
•
experience damage to our reputation.

Product development costs will also increase if we or our collaborators experience delays in clinical trials or other testing or in obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we may develop, any of which may harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, or other delays in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial, possible adverse effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personnel issues and ease of participation in our clinical trials, among others. Clinical trials can also be impacted by other events unrelated to our business, such as the Russian invasion of Ukraine, recent turmoil in the Middle East or other geopolitical events or global pandemics (such as what occurred during the COVID-19 pandemic), or imposition of tariffs that impact the supply chain. In April 2025, the United States imposed tariffs on imports on its trading partners, including, without limitation, Canada, Mexico, the EU and China. Historically, tariffs have led to increased costs, political and trade tensions, which negatively affect global supply chains. These types of events can disrupt clinical trial sites and delay patient enrollment, all of which would have a negative impact on our business and ability to obtain regulatory approval. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

Risks Related to Discovery, Development and Commercialization

The gene editing field and RNA editing in particular is relatively new and is evolving rapidly. We are very early in our development efforts and may not be successful in identifying and developing product candidates. It will be many years before we or our collaborators commercialize a product candidate or generate any revenues, if ever. Additionally, other genetic medicine technologies may be discovered that provide significant advantages over RNA editing, which could materially harm our business.

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

Commencing clinical trials in the United States is also subject to acceptance by the FDA of any future investigational new drug applications, or INDs, and finalization of trial designs based on discussions with the FDA and other regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or any clinical endpoints selected, which may require us to complete additional studies or trials or impose stricter approval conditions than we expect. There are equivalent processes and risks applicable to clinical trial applications, or CTAs, in other countries, including in Europe, the United Kingdom, or UK, New Zealand and Australia, where we dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize KRRO-110 or any other product candidates in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We are conducting our Phase 1/2a REWRITE clinical trial in Australia and New Zealand, and may in the future decide to conduct other clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from our Phase 1/2a REWRITE clinical trial or any other clinical trials conducted outside of the United States. If the FDA does not accept the data from our Phase 1/2a REWRITE trial or any other clinical trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of KRRO-110 or the other applicable product candidates. Similarly, marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods.

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

We are focused on developing products based on RNA editing. Although there have been significant advances in the field of gene editing in recent years, RNA editing technologies are new and largely unproven. The technologies that we have developed have not yet been clinically tested, and while limited clinical data has been generated to date, we are not aware of any clinical trials for safety or efficacy having been completed by third parties using RNA editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited. Successful development of product candidates by us will require solving a number of issues, including optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. There can be no assurance we will be successful in solving any or all of these issues.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the European Union, or EU, New Zealand and Australia, where we recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the EMA, HREC, TGA and HDEC; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of our product candidates will depend on many factors, including the following:

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

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•
our preclinical studies or clinical trials may produce negative or inconclusive results, including results that may not meet the level of significance or clinical benefit required by the FDA, the EMA, HREC, TGA, HDEC or other regulators, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;
•
delays in filing INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•
conditions imposed on us by the FDA, the EMA, HREC, TGA, HDEC or comparable foreign authorities regarding the scope or design of our clinical trials;
•
divergent views between FDA and other homologue regulatory authorities as to the objectives and/or design of the clinical trials required in support of marketing registration;
•
problems in obtaining or maintaining IRB approval of trials;
•
delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients eligible for clinical trials;
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions, including as a result of any pandemic or endemic or other events, such as the Russian invasion of Ukraine or the ongoing conflict in the Middle East, or other geopolitical events that can disrupt supply chains, such as recently announced tariffs or other evolving economic policies;
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
•
unfavorable outcome of FDA, EMA, HREC, TGA, HDEC or other regulatory agency inspection and review of a manufacturing or clinical trial site or other records relating to the clinical investigation;
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

If any such adverse events occur, our future clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the EMA, HREC, TGA, HDEC or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete any future trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly.

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

As a result of these factors, we may be unable to successfully develop and realize the commercial potential of any product candidates we may identify and develop, and our business, financial condition, results of operations and prospects would be materially adversely affected.

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

The pharmaceutical industry is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target, including AATD. Many of our competitors have:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in both the United States and globally. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the United States, the European Union, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. For an overview and discussion of the regulatory framework for pricing and reimbursement, see Item 1 “Business—Government Regulation—Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products” in the 2024 10-K.

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

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations include fast track, or breakthrough therapy, among others, and may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for any product candidates. See Item 1 “Business—Government Regulation—Expedited Development and Review Programs for Drugs” in the 2024 10-K for more information regarding these designations. While such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, in the European Union, we may seek to participate in The PRIority MEdicines, or PRIME, scheme for our product candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. For more information regarding PRIME and the EU regulatory framework, see Item 1 “Business—Government Regulation—Regulation Outside of the United States” in the 2024 10-K.

Risks Related to Regulatory, Legal, and Clinical Trials

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for any product candidates. Even though the FDA issued two draft guidance documents in December 2021 relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2024 final guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for RNA editing oligonucleotide therapies. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign regulatory agencies of any regulatory filings that we may submit. Moreover, the FDA or other foreign regulatory agencies may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain regulatory approval or be subject to additional post-marketing studies or other requirements to maintain such approval. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock could decline.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, including as a result of shifting policy priorities of the current presidential administration and political appointees tasked to oversee the regulatory agencies, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. For more information, see Item 1 “Business—Governmental Regulation” in the 2024 10-K.

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

Because we are developing product candidates in the field of genetic medicines in which there is little clinical experience, there is increased risk that the FDA, the EMA, HREC, TGA, HDEC or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or comparable foreign applications to regulatory authorities and obtain regulatory clearance to commence clinical development. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA, HREC, TGA, HDEC or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze.

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

Because our product candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing. For more information, see Item 1 “Business – Government Regulation – No Uniform Policy Exists for Coverage and Reimbursement in the United States” and "– Patients Rely on Insurance Coverage by Third-Party Payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to Pay for Products” in the 2024 10-K.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear how any additional healthcare reform measures may increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for our future candidates. We expect ongoing initiatives in the United States to increase pressure on drug pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval, and may affect our overall financial condition and ability to further develop product candidates. For more information on these changes, see Item 1 “Business—Governmental Regulation—Affordable Care Act and Legislative Reform Measures” in the 2024 10-K.

While we received orphan drug designation for KRRO-110, we may not be able to obtain orphan drug exclusivity for additional product candidates or uses, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

In March 2025, we announced that the FDA granted orphan drug designation to KRRO-110 for the treatment of AATD. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for another product candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

We are currently, or may in the future, be subject to federal, state, local, and comparable foreign healthcare laws and regulations relating to areas such as fraud and abuse and patients’ rights. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. For more information on these laws, see Item 1 “Business—Governmental Regulation—Other Healthcare Laws” in the 2024 10-K.

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

Disruptions at the FDA, SEC and other government agencies caused by staffing cuts, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how such administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

We, our collaborators and our service providers may be subject to a variety of privacy and data security laws, regulations and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. For additional information on these regimes, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity” in the 2024 10-K. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. Although we announced a workforce reduction in May 2025, we expect that we will have a need to recruit and hire qualified personnel as we advance our programs and expand operations. Our recent workforce reduction could impede future recruiting and hiring efforts. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

We expect to need to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our future growth, which could disrupt our operations.

As of March 31, 2025, we had 112 full-time employees, including 78 who hold Ph.D. degrees or other advanced degrees; 85 employees are engaged in research and development and 27 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our recently announced workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a pre-commercial biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources and recent workforce reduction, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or, when appropriate, recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, further loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our potential product candidates. If our management is unable to effectively manage the expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize any product candidates we may develop will depend in part on our ability to effectively manage our future development and expansion.

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

Likewise, our patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2040 through 2046, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including Patent Term Extension, PTE, and Patent Term Adjustment, or PTA, may be available, but the life of a patent, and the protection it affords, is limited. For more information regarding PTA and PTE, see Item 1 “Business—Intellectual Property” in the 2024 10-K . Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 71% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2024, we had federal and state NOLs of $352.3 million and $319.7 million, respectively. Under current law, our federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2018. Federal NOLs generated in taxable years ending on or prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.We have federal NOLs of $22.4 million that are subject to expiration between 2036 and 2037 and have $329.9 million of federal NOLs that do not expire. Our state NOLs expire at various dates from 2035 through 2044. As of December 31, 2024, we had federal research and development tax credit carryforwards of $18.8 million that expire at various dates from 2037 through 2044. In addition, as of December 31, 2024, we had state research and development tax credit carryforwards of $9.7 million that expire at various dates from 2032 through 2039.

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

Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions (including as a result of recently announced tariffs or other policy changes by the current U.S. administration), and other uncertainties beyond our control.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties (including as a result of recently announced tariffs or other policy changes by the current U.S. administration). Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank Signature Bank and Silvergate Capital Corp. were each swept into receivership by the Federal Deposit Insurance Corporation and then a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors informed us that they adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019 ).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020).
10.1#*	Employment Agreement, effective March 31, 2025 between Korro Bio, Inc. and Loïc Vincent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Korro Bio, Inc.

Date: May 7, 2025	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

Date: May 7, 2025	By:	/s/ Vineet Agarwal
Vineet Agarwal
Chief Financial Officer