Form 10-Q
period 2025-06-30
Korro Bio, Inc.
filed 2025-08-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 9,390,903 shares of common stock, $0.001 par value per share, outstanding.

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
•
the initiation, timing, progress, results, cost of and other statements regarding our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of announcement of our rare metabolic disorder program, initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;
•
our cash runway and ability to reach meaningful clinical data readouts and data inflection points;
•
the effects of our organizational streamlining and workforce reduction;
•
the therapeutic and commercial potential of our product candidates;
•
our research and development and other expenses;
•
our 3-2-1 strategy and other strategic objectives;
•
our collaboration arrangement with Novo Nordisk A/S, or Novo Nordisk, and any future collaboration or licensing arrangements;
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
•
Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions (including as a result of announced tariffs or other policy changes by the current U.S. administration), and other uncertainties beyond our control.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$33,612	$55,643
Short-term marketable securities	62,750	70,452
Accounts receivable	1,089	1,696
Prepaid expenses and other current assets	5,183	3,741
Total current assets	102,634	131,532
Property and equipment, net	25,395	27,710
Operating lease right-of-use assets	23,510	23,836
Restricted cash, net of current portion	2,409	3,406
Long-term marketable securities	23,264	36,959
Other non-current assets	3,213	2,797
Total assets	$180,425	$226,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,163	$3,992
Accrued expenses and other current liabilities	5,659	6,171
Operating lease liabilities, current portion	2,425	1,284
Deferred revenue, current portion	3,926	3,513
Total current liabilities	17,173	14,960
Operating lease liabilities, net of current portion	42,207	43,481
Deferred revenue, net of current portion	4,502	5,912
Other non-current liabilities	1,440	1,472
Total liabilities	65,322	65,825
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 9,390,842 shares and 9,377,259 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	430,660	426,724
Accumulated other comprehensive income	177	268
Accumulated deficit	(315,743)	(266,586)
Total stockholders’ equity	115,103	160,415
Total liabilities and stockholders' equity	$180,425	$226,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$1,460	$—	$4,010	$—
Operating expenses:
Research and development	21,031	17,138	40,770	30,710
General and administrative	7,631	6,987	15,462	14,868
Total operating expenses	28,662	24,125	56,232	45,578
Loss from operations	(27,202)	(24,125)	(52,222)	(45,578)
Other income:
Other income, net	1,433	2,329	3,066	4,242
Total other income, net	1,433	2,329	3,066	4,242
Loss before provision for income taxes	(25,769)	(21,796)	(49,156)	(41,336)
Provision for income taxes	(1)	(30)	(1)	(47)
Net loss	$(25,770)	$(21,826)	$(49,157)	$(41,383)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities	(74)	21	(77)	21
Foreign currency translation adjustments, net	(13)	—	(14)	—
Comprehensive loss	$(25,857)	$(21,805)	$(49,248)	$(41,362)
Net loss per share, basic and diluted	$(2.74)	$(2.43)	$(5.24)	$(4.87)
Weighted-average shares used in computing net loss per share, basic and diluted	9,390,542	8,986,545	9,386,597	8,503,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	9,377,259	$9	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	172	—	—	172
Stock-based compensation expense	—	—	1,761	—	—	1,761
Other comprehensive loss, net of tax of $0	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	$428,657	$264	$(289,973)	$138,957
Exercises of stock options	1,940	—	5	—	—	5
Stock-based compensation expense	—	—	1,998	—	—	1,998
Other comprehensive loss, net of tax of $0	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(25,770)	(25,770)
Balance at June 30, 2025	9,390,842	$9	$430,660	$177	$(315,743)	$115,103

Balance at December 31, 2023	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	865	—	—	865
Net loss	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	8,022,463	$8	$353,912	$—	$(202,562)	$151,358
Exercises of stock options	8,191		172	—	—	172
Stock-based compensation expense	—	—	967	—	—	967
Issuance of common stock for cash in PIPE financing	1,249,283	1	67,384	—	—	67,385
Unrealized gain on investments, net of tax of $0	—	—	—	21	—	21
Net loss	—	—	—	—	(21,826)	(21,826)
Balance at June 30, 2024	9,279,937	$9	$422,435	$21	$(224,388)	$198,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(49,157)	$(41,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	326	2,313
Stock-based compensation expense	3,759	1,832
Depreciation expense	2,452	1,447
Net amortization of premiums and discounts on marketable securities	(420)	(171)
Loss on disposal of property and equipment	81	—
Changes in operating assets and liabilities:
Accounts receivable	607	—
Prepaid expenses and other current assets	(445)	(1,392)
Accounts payable	1,194	(507)
Accrued expenses and other current liabilities	(508)	(4,049)
Deferred revenue	(997)	—
Operating lease liabilities	(133)	5,254
Other non-current assets	(439)	172
Net cash used in operating activities	(43,680)	(36,484)
Investing Activities:
Purchases of marketable securities	(11,161)	(96,432)
Proceeds from maturities of marketable securities	32,901	—
Purchases of property and equipment	(259)	(11,572)
Net cash provided by (used in) investing activities	21,481	(108,004)
Financing Activities:
Proceeds from PIPE financing, net of issuance costs	—	67,384
Proceeds from exercises of stock options	177	311
Net cash provided by financing activities	177	67,695
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(22,031)	(76,793)
Cash, cash equivalents and restricted cash, beginning of period	59,049	173,119
Cash, cash equivalents and restricted cash, end of period	$37,018	$96,326
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$7	$914
Financing costs in accounts payable and accrued expenses	$—	$48
Supplemental cash flow information:
Cash paid for income taxes	$1	$47
Cash paid for operating lease liabilities	$2,761	$1,624

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2025 of $119.6 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of $315.7 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include any normal recurring adjustments necessary for the fair presentation of the Company's interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the 2024 Form 10-K.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ended December 31, 2025, or any other interim periods, or any future year or period.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$32,444	$32,444	$—	$—
Marketable securities
U.S. government agency securities	86,014	—	86,014	—
MS APA asset	1,421	—	—	1,421
Total financial assets	$119,879	$32,444	$86,014	$1,421

Financial liabilities
CVR liability	$1,421	$—	$—	$1,421
Total financial liabilities	$1,421	$—	$—	$1,421

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$55,155	$55,155	$—	$—
Marketable securities
U.S. treasury bills	22,238	—	22,238	—
U.S. government agency securities	85,173	—	85,173	—
MS APA asset	1,472	—	—	1,472
Total financial assets	$164,038	$55,155	$107,411	$1,472

Financial liabilities
CVR liability	$1,472	$—	$—	$1,472
Total financial liabilities	$1,472	$—	$—	$1,472

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the six months ended June 30, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended June 30, 2025 or during the year ended December 31, 2024.

4. Marketable Securities

Marketable securities were comprised as follows as of June 30, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$62,645	$110	$(5)	$62,750
U.S. government agency securities	Between 1 to 2 years	23,262	30	(28)	23,264
Total		$85,907	$140	$(33)	$86,014

Marketable securities were comprised as follows as of December 31, 2024 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury bills	Within 1 year	$22,206	$32	$—	$22,238
U.S. government agency securities	Within 1 year	48,085	140	(11)	48,214
U.S. government agency securities	Between 1 to 2 years	36,936	110	(87)	36,959
Total		$107,227	$282	$(98)	$107,411

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of June 30, 2025. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of June 30, 2025. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of June 30, 2025, the Company maintained current restricted cash of $1.0 million and non-current restricted cash of $2.4 million. The current restricted cash of $1.0 million is included under the caption “prepaid expenses and other current assets” in the Company's consolidated balance sheet. As of December 31, 2024, the Company maintained no current restricted cash and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company's facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$33,612	$55,643
Restricted cash	3,406	3,406
Cash, cash equivalents and restricted cash	$37,018	$59,049

6. Property and Equipment, Net

Property and equipment, net, as of June 30, 2025 and December 31, 2024 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	June 30, 2025	December 31, 2024
Laboratory equipment	5	$11,492	$11,331
Furniture and office equipment	4	1,086	1,075
Computer equipment	3	149	87
Leasehold improvements	Shorter of useful life or remaining lease term	22,447	22,438
Construction in progress		—	107
Total property and equipment, gross		35,174	35,038
Less: accumulated depreciation		(9,779)	(7,328)
Total property and equipment, net		$25,395	$27,710

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.2 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $2.5 million and $1.4 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 were comprised as follows (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$2,330	$3,775
External research and development services	2,038	1,793
Severance	777	—
Professional fees	384	326
Other operating expenses	130	277
Total accrued expenses and other current liabilities	$5,659	$6,171

8. Common Stock

As of June 30, 2025, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2025, no dividends had been declared.

As of June 30, 2025 and December 31, 2024, the Company had reserved for future issuance the following number of shares of common stock:

	June 30, 2025	December 31, 2024
Exercises of outstanding stock options	1,782,231	1,248,288
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	541,265	619,923
Future issuances under 2023 ESPP Plan	262,440	168,667
Total reserved for future issuance	2,593,985	2,044,927

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

Subsequently in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC ("TD Cowen"), acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an "at the market offering" program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0 % of the aggregate gross proceed of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the ATM prospectus contained therein, as declared effective by the SEC on December 9, 2024. As of June 30, 2025, there have been no sales of common stock pursuant to the Sales Agreement.

9. Preferred Stock

As of June 30, 2025, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$791	$334	$1,421	$613
General and administrative	1,207	633	2,338	1,219
Total stock-based compensation expense	$1,998	$967	$3,759	$1,832

Stock Option Activity

The fair value of stock options granted during the six months ended June 30, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.6%	74.6%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $19.42 and $32.46 per share, respectively.

The following table summarizes changes in stock option activity during the six months ended June 30, 2025 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,248,288	$25.42	8.0	$21,313
Granted	670,265	$28.66
Exercised	(13,583)	$13.03
Forfeited	(115,741)	$29.26
Cancelled	(6,998)	$21.08
Outstanding as of June 30, 2025	1,782,231	$26.50	8.2	$208
Exercisable at June 30, 2025	689,806	$24.94	6.7	$208

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

As of June 30, 2025, there was unrecognized stock-based compensation expense related to unvested stock options of $18.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

11. Collaboration Agreements

Genevant Agreement

In March 2023, Legacy Korro entered into a collaboration and license agreement (the “Genevant Agreement”) with Genevant Sciences GmbH (“Genevant”). Key financial terms under the Genevant Agreement are as follows:

•
The Company made a $2.5 million payment to Genevant in March 2023 upon execution of the Genevant Agreement and recorded the payment within research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.
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

As of December 31, 2024, one development milestone of $1.0 million had been achieved. In January 2025, the Company announced dosing of the first participants in its Phase 1/2a REWRITE clinical program investigating KRRO-110 as a treatment for AATD, which triggered the second payment of a $1.5 million development milestone. The Company recorded $1.8 million and $2.6 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2025 and 2024, respectively, related to the Genevant Agreement. The Company recorded $0.1 million and $1.6 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2025 and 2024, respectively, related to the Genevant Agreement.

Novo Nordisk Agreement

On September 13, 2024, the Company entered into a research collaboration and license agreement with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement). Under the agreement, the Company is responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and the Company is eligible to receive cost reimbursement from Novo Nordisk for the Company's performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable). For additional information relating to the terms of such agreement, see Note 13 in the audited consolidated financial statements included in the 2024 10-K.

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

As of June 30, 2025, the total transaction price was determined to be $39.9 million based on the $10.0 million upfront nonrefundable payment and $29.9 million of estimated research services for the first program target. During the six months ended June 30, 2025 and 2024, the Company recognized total collaboration revenue of $4.0 million and $0.0 million, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized total collaboration revenue of $1.5 million and $0.0 million, respectively. The Company is expected to recognize revenue through the first quarter of 2027.

The Company had $3.9 million of current deferred revenue and $4.5 million of noncurrent deferred revenue as of June 30, 2025, based on the period the services are expected to be performed and/or related costs to be incurred. The Company had $1.1 million of current accounts receivable as of June 30, 2025.

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

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of June 30, 2025 were as follows (in thousands):

As of June 30, 2025
2025	$3,591
2026	7,341
2027	7,557
2028	7,778
2029	8,007
Thereafter	36,713
Total Future Minimum Leases Payments	70,987
Less: Interest	(26,355)
Present Value of Operating Lease Liabilities	$44,632

As of June 30, 2025, the weighted average remaining lease term was 8.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,411	$2,108	$2,823	$4,258
Variable lease costs	423	466	907	825
Short-term lease costs	237	252	510	662
Total lease costs	$2,071	$2,826	$4,240	$5,745

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

The Company was not subject to any material legal proceedings or claims as of June 30, 2025.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.3 million of matching contributions to the 401(k) Plan during each of the six months ended June 30, 2025 and 2024.

14. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Outstanding stock options	1,782,231	1,298,408
Outstanding warrant	8,049	8,049
Total	1,790,280	1,306,457

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

16. Restructuring

On May 7, 2025, the Company initiated a strategic plan to streamline its operations, including a reduction in Company's workforce by 19%, or 21 positions (the "Workforce Reduction"). During the three months ended June 30, 2025, the Company recorded one-time severance charges in connection with the Workforce Reduction, consisting of cash expenditure for employee separation costs of $1.2 million. All activities related to the Workforce Reduction are expected to be substantially completed during the third quarter of 2025. Restructuring cost accruals are included under the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet. Restructuring costs are recognized as an operating expense within the condensed consolidated statement of operations and comprehensive loss and are classified based on the Company’s classification policy for each category of operating expense.

The following is a summary of the activity for the Workforce Reduction:

Employee separation costs
Balance at December 31, 2024	$—
Accruals	—
Cash payments	—
Balance at March 31, 2025	—
Accruals	1,233
Cash payments	(456)
Balance at June 30, 2025	$777

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

Our clinical-stage development program is investigating KRRO-110 as a treatment for AATD where, using our proprietary RNA editing approach, we are repairing a pathogenic variant on RNA. KRRO-110 has the potential to be disease-modifying and provide a differentiated therapeutic option. In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. REWRITE is a two-part single and multiple dose-escalating Phase 1/2a clinical trial that will evaluate the safety and tolerability of KRRO-110 in up to 64 participants, including healthy adults and clinically stable AATD patients with the PiZZ genotype. Secondary and exploratory endpoints include pharmacokinetic and pharmacodynamic parameters that will guide optimal dose selection for later stage studies. We have completed dosing of over 80% of planned healthy volunteers across multiple single ascending dose cohorts, including dose levels that are expected to be pharmacologically relevant in PiZZ patients. We have not observed any treatment emergent serious adverse events or dose limiting toxicities as of the date of this Quarterly Report on Form 10-Q. In May 2025, we announced approval to expand our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD into New Zealand, and we continue to progress enrollment, site activation and expansion into other geographies beyond Australia and New Zealand, including the United States. In March 2025 and July 2025, we announced that the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, respectively, granted orphan drug designation to KRRO-110 for the treatment of AATD. Interim data from single ascending doses in healthy volunteers and AATD patients is expected in the second half of 2025, and completion of the REWRITE Phase 1/2a trial, including Part 2 (multiple ascending doses in individuals with AATD), is anticipated in 2026. Based on the preclinical data, we believe KRRO-110 has best-in-class potential for the treatment of AATD. However, KRRO-110 is in early clinical development and there is no guarantee that it will be successful.

We plan to announce a development candidate for our rare metabolic disorder program by the end of 2025. This candidate will be administered subcutaneously and targeted to the liver using GalNAc to create de novo protein variants designed to have therapeutic effect.

In May 2025, we announced a strategic plan to streamline our operations, including a reduction in workforce by 19%, or 21 positions. Please refer to Note 16 in the condensed consolidated financial statements included in this Quarterly Report.

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

We have incurred significant operating losses since inception. Our net losses were $49.2 million and $41.4 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $315.7 million as of June 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance product candidates through clinical development, and seek regulatory approvals for our pipeline candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the six months ended June 30, 2025, we recognized $4.0 million of collaboration revenue, which is related to our September 2024 research collaboration and license agreement with Novo Nordisk. During the six months ended June 30, 2024, we recognized no collaboration revenue.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, EMA, HREC, Therapeutic Goods Administration, or TGA, the Health and Disability Ethics Committees, or HDEC, or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Collaboration revenue	$1,460	$—	$1,460	$4,010	$—	$4,010
Operating expenses:
Research and development	$21,031	$17,138	$3,893	$40,770	$30,710	$10,060
General and administrative	7,631	6,987	644	15,462	14,868	594
Total operating expenses	28,662	24,125	4,537	56,232	45,578	10,654
Loss from operations	(27,202)	(24,125)	(3,077)	(52,222)	(45,578)	(6,644)
Other income, net
Other income, net	1,433	2,329	(896)	3,066	4,242	(1,176)
Total other income, net	1,433	2,329	(896)	3,066	4,242	(1,176)
Loss before provision for income taxes	(25,769)	(21,796)	(3,973)	(49,156)	(41,336)	(7,820)
Provision for income taxes	(1)	(30)	29	(1)	(47)	46
Net loss	$(25,770)	$(21,826)	$(3,944)	$(49,157)	$(41,383)	$(7,774)

Collaboration Revenue

During the three and six months ended June 30, 2025, we recognized $1.5 million and $4.0 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the three and six months ended June 30, 2024, we recognized no collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$6,435	$6,972	$(537)	$12,557	$9,222	$3,335
Unallocated research and development expenses
Other research and pre-development candidate expenses	5,345	2,972	2,373	9,695	6,272	3,423
Personnel expenses	6,578	4,339	2,239	13,018	9,551	3,467
Facilities expenses	2,673	2,855	(182)	5,500	5,665	(165)
Total research and development expenses	$21,031	$17,138	$3,893	$40,770	$30,710	$10,060

Research and development expenses were $21.0 million for the three months ended June 30, 2025, compared to $17.1 million for the three months ended June 30, 2024. The increase was primarily due to a $2.4 million increase in other research and pre-development candidate expenses as we furthered development of our rare metabolic disorders program, a $2.2 million increase in personnel-related expenses mainly driven by an increase in headcount prior to the May 2025 workforce reduction, increased average payroll costs per headcount to support our research and clinical development function, and one-time severance charges related to the workforce reduction, offset by a $0.5 million decrease in KRRO-110 external expenses.

Research and development expenses were $40.8 million for the six months ended June 30, 2025, compared to $30.7 million for the six months ended June 30, 2024. The increase was primarily due to a $3.3 million increase in KRRO-110 external expenses, which was attributable to a $2.8 million increase in clinical trial expenses in 2025 for the Phase 1/2a REWRITE clinical trial and a $0.5 million net increase in development milestone under our collaboration and license agreement with Genevant Sciences GmbH. A portion of the increase was also due to a $3.5 million increase in personnel-related expenses mainly driven by an increase in headcount prior to the May 2025 workforce reduction, increased average payroll costs per headcount to support our research and clinical development function and one-time severance charges related to the workforce reduction, and a $3.4 million increase in other research and pre-development candidate expenses as we furthered development of our rare metabolic disorders program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Personnel-related expenses	$4,008	$3,009	$999	$8,050	$6,344	$1,706
Professional services	1,705	2,120	(415)	3,629	4,733	(1,104)
Facilities expenses	772	894	(122)	1,690	1,888	(198)
Other	1,146	964	182	2,093	1,903	190
Total general and administrative expenses	$7,631	$6,987	$644	$15,462	$14,868	$594

General and administrative expenses were $7.6 million for the three months ended June 30, 2025, compared to $7.0 million for the three months ended June 30, 2024. The increase was primarily due to a $1.0 million increase in personnel-related expenses, which was attributable to a $0.6 million increase in stock-based compensation costs and a $0.4 million increase in severance costs related to the May 2025 workforce reduction, offset by a $0.4 million decrease in professional services.

General and administrative expenses were $15.5 million for the six months ended June 30, 2025, compared to $14.9 million for the six months ended June 30, 2024. The increase was primarily due to a $1.7 million increase in personnel-related expenses, which was mainly attributable to a $1.1 million increase in stock-based compensation costs and a $0.4 million increase in severance costs related to the May 2025 workforce reduction, offset by a $1.1 million decrease in professional services.

Other Income, Net

Total other income, net was $1.4 million for the three months ended June 30, 2025, compared to $2.3 million for the three months ended June 30, 2024. The decrease of $0.9 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance as of June 30, 2025.

Total other income, net was $3.1 million for the six months ended June 30, 2025, compared to $4.2 million for the six months ended June 30, 2024. The decrease of $1.1 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance as of June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the November 2023 business combination and $70.0 million from the April 2024 private placement of shares of our common stock. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $119.6 million.

Since inception, we have incurred significant operating losses and, as of June 30, 2025, had an accumulated deficit of $315.7 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity offerings. As of June 30, 2025, we have not sold any shares of common stock under our at-the-market equity offering program.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $119.6 million. We expect that our cash, cash equivalents and marketable securities outstanding as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(43,680)	$(36,484)
Net cash provided by (used in) investing activities	21,481	(108,004)
Net cash provided by financing activities	177	67,695
Effect of foreign exchange rate changes	(9)	—
Net decrease in cash, cash equivalents and restricted cash	$(22,031)	$(76,793)

Cash Used in Operating Activities

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2025, which consisted of $49.2 million of net loss, $6.2 million of non-cash adjustments to net loss and a decrease of $0.7 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $3.7 million of stock-based compensation expenses and $2.5 million of depreciation expenses. The decrease in net assets consisted primarily of a $1.0 million decrease in deferred revenue and a $0.6 million decrease in accounts receivable in connection with the collaboration arrangement with Novo Nordisk, a $0.5 million decrease in accrued expenses and other liabilities, and a $0.1 million decrease in operating lease liabilities, partially offset by a $1.1 million increase in accounts payable mainly due to the timing of vendor payment and, a $0.4 million increase in prepaid expenses and other current assets, and a $0.4 million increase in other non-current assets.

Net cash used in operating activities was $36.5 million for the six months ended June 30, 2024, which consisted of $41.4 million of net loss, $5.4 million of non-cash adjustments to net loss and an increase of $0.5 million in the net change in operating assets and liabilities. Non-cash adjustments primarily consisted of $2.3 million of amortization of operating lease right of use assets, $1.8 million of stock-based compensation expenses, and $1.4 million of depreciation expenses. The increase in net assets consisted primarily of a $5.3 million increase in operating lease liabilities mainly due to the receipts of tenant improvement allowance from the landloard during the six months ended June 30, 2024, whereas no equivalent allowance was received during the same period of 2025. The increase also includes a $1.4 million increase in prepaid expenses and other current assets, offset by a $4.1 million decrease in accrued expenses and other liabilities and a $0.5 million decrease in accounts payable mainly driven by projects status and timing of vendor billing and vendor payments.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $21.5 million for the six months ended June 30, 2025 and consisted primarily of $32.9 million of proceeds from maturities of marketable securities, offset by $11.2 million of purchases of marketable securities and $0.2 million of purchase of property and equipment.

Net cash used in investing activities was $108.0 million for the six months ended June 30, 2024 and consisted primarily of $96.4 million of purchase of marketable securities and $11.6 million of purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2025 and consisted primarily of proceeds from exercises of stock options.

Net cash provided by financing activities was $67.7 million for the six months ended June 30, 2024 and consisted primarily of net proceeds from the April 2024 private placement of shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $119.6 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Since inception, we have incurred significant operating losses. Our net loss was $49.2 million and $41.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $315.7 million. We have financed our operations primarily through private placements of our convertible preferred stock and more recently, common stock in our November 2023 and April 2024 private placements. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress KRRO-110 through clinical development;
•
continue current research programs and preclinical and clinical development of any product candidates we may identify; including our development candidate for our rare metabolic disorder program that we plan to announce by the end of 2025;
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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, HREC, TGA, HDEC or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of June 30, 2025, our cash, cash equivalents and marketable securities were $119.6 million, excluding restricted cash, or $123.0 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones (including completion of the Phase 1/2a REWRITE clinical trial of KRRO-110) and into 2027. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We only recently commenced dosing in our first-in-human trial of KRRO-110 for AATD, and only plan to announce our second development candidate by year end 2025. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of our products. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

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

We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, and preclinical development. We have only recently dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and while we plan to announce our second development candidate by year end, all of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

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
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions, including as a result of any pandemic or endemic or other events, such as the Russian invasion of Ukraine or the ongoing conflict in the Middle East, or other geopolitical events that can disrupt supply chains, such as announced tariffs or other evolving economic policies;
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

In order to develop our product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing and supply capabilities. In addition to the oligonucleotides that we manufacture internally, we may utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements and quality standards, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States; supply chain disruptions (including as a result of announced tariffs, other geopolitical events or global health pandemics) could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than expected and could materially and adversely affect the commercial viability of our product candidates.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The effects of these drug pricing initiatives on our business and the healthcare industry in general is not yet known. In April 2025, the current U.S. administration published an executive order directing the federal government to take measures to reduce drug prices. In May 2025, published another executive order that generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations and includes additional provision. Although we are still in early stages of development with only one product candidate in the clinic, there is uncertainty about the effect these developments may have on our business, and there is risk that the landscape will continue to evolve, any of which could have a negative effect on our business and operations.

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations listed in the section above titled “Risks Related to Regulatory, Legal, and Clinical Trials”, including certain laws and regulations are applicable only if we have marketed products. For more information, see Item 1 “Business – Government Regulation – Other Healthcare Laws” in the 2024 10-K.

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

As of June 30, 2025, we had 92 full-time employees, including 64 who hold Ph.D. degrees or other advanced degrees; 71 employees are engaged in research and development and 21 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and financial condition. In recent years, many such changes have been made and changes are likely to continue to occur in the future. The most recent U.S. federal tax legislation was signed into law on July 4, 2025 and modified how we account for research and development expenses. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

Our business may be impacted by macroeconomic conditions, including fears concerning inflation, rising interest rates and volatile market conditions (including as a result of announced tariffs or other policy changes by the current U.S. administration), and other uncertainties beyond our control.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties (including as a result of announced tariffs or other policy changes by the current U.S. administration). Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank Signature Bank and Silvergate Capital Corp. were each swept into receivership by the Federal Deposit Insurance Corporation and then a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): On June 11, 2025, Loïc Vincent, our Chief Scientific Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 7,292 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on May 21, 2027. On June 11, 2025, Jeffrey Cerio, our SVP, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 plan providing for the potential sale of up to 6,000 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on September 30, 2026. On June 27, 2025, Todd Chappell, our Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 11,084 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on June 30, 2026. On June 27, 2025, Ram Aiyar, our Chief Executive Officer & President, adopted a Rule 10b5-1 plan providing for the potential sale of up to 13,500 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on June 30, 2026. During the three months ended June 30, 2025, none of our other officers or directors informed us that they adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Korro Bio, Inc.

Date: August 12, 2025	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer

Date: August 12, 2025	By:	/s/ Vineet Agarwal
Vineet Agarwal
Chief Financial Officer