Form 10-Q
period 2025-09-30
Korro Bio, Inc.
filed 2025-11-12
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 9,417,295 shares of common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
the initiation, timing, progress, results, cost of and other statements regarding our research and development programs and our current and future preclinical studies and clinical trials, including the timing of the regulatory filing of first-in-human trial for KRRO-121 and nomination of a GalNAc Alpha-1 antitrypsin deficiency, or AATD, candidate, initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;
•
our cash runway and ability to reach meaningful clinical data readouts and data inflection points;
•
the effects of our organizational streamlining and workforce reduction;
•
the next steps for our Phase 1/2a REWRITE clinical trial of KRRO-110;
•
the therapeutic and commercial potential of our product candidates;
•
our research and development and other expenses;
•
our collaboration arrangement with Novo Nordisk A/S, or Novo Nordisk, including effects of the recent pause, and any future collaboration or licensing arrangements;
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
•
We did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD, and are pivoting to GalNAc delivery for AATD, and may experience delays in developing a potential treatment for AATD. We have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have may not be predictive of results that may be observed in later preclinical studies or clinical trials.
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
•
We may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications; and we may not see any benefit from our collaboration agreement with Novo Nordisk, which, as of November 2025, is paused for 12 months.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$24,155	$55,643
Short-term marketable securities	68,324	70,452
Accounts receivable	820	1,696
Prepaid expenses and other current assets	4,927	3,741
Total current assets	98,226	131,532
Property and equipment, net	24,398	27,710
Operating lease right-of-use assets	23,332	23,836
Restricted cash, net of current portion	2,409	3,406
Long-term marketable securities	10,014	36,959
Other non-current assets	3,171	2,797
Total assets	$161,550	$226,240
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,300	$3,992
Accrued expenses and other current liabilities	5,861	6,171
Operating lease liabilities, current portion	3,145	1,284
Deferred revenue, current portion	3,332	3,513
Total current liabilities	14,638	14,960
Operating lease liabilities, net of current portion	41,523	43,481
Deferred revenue, net of current portion	4,825	5,912
Other non-current liabilities	1,532	1,472
Total liabilities	62,518	65,825
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 9,397,984 shares and 9,377,259 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	432,613	426,724
Accumulated other comprehensive income	214	268
Accumulated deficit	(333,804)	(266,586)
Total stockholders’ equity	99,032	160,415
Total liabilities and stockholders' equity	$161,550	$226,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$1,090	$—	$5,100	$—
Operating expenses:
Research and development	13,820	15,964	54,590	46,674
General and administrative	6,507	7,328	21,969	22,196
Total operating expenses	20,327	23,292	76,559	68,870
Loss from operations	(19,237)	(23,292)	(71,459)	(68,870)
Other income:
Other income, net	1,176	2,284	4,242	6,526
Total other income, net	1,176	2,284	4,242	6,526
Loss before benefit (provision) for income taxes	(18,061)	(21,008)	(67,217)	(62,344)
Benefit (provision) for income taxes	—	9	(1)	(38)
Net loss	$(18,061)	$(20,999)	$(67,218)	$(62,382)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities	48	593	(29)	614
Foreign currency translation adjustments, net	(11)	(40)	(25)	(40)
Comprehensive loss	$(18,024)	$(20,446)	$(67,272)	$(61,808)
Net loss per share, basic and diluted	$(1.92)	$(2.26)	$(7.16)	$(7.11)
Weighted-average shares used in computing net loss per share, basic and diluted	9,391,559	9,303,218	9,388,816	8,771,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	9,377,259	$9	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	172	—	—	172
Stock-based compensation expense	—	—	1,761	—	—	1,761
Other comprehensive loss, net of tax of $0	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	$428,657	$264	$(289,973)	$138,957
Exercises of stock options	1,940	—	5	—	—	5
Stock-based compensation expense	—	—	1,998	—	—	1,998
Other comprehensive loss, net of tax of $0	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(25,770)	(25,770)
Balance at June 30, 2025	9,390,842	$9	$430,660	$177	$(315,743)	$115,103
Exercises of stock options	7,142	—	128	—	—	128
Stock-based compensation expense	—	—	1,825	—	—	1,825
Other comprehensive income, net of tax of $0	—	—	—	37	—	37
Net loss	—	—	—	—	(18,061)	(18,061)
Balance at September 30, 2025	9,397,984	$9	$432,613	$214	$(333,804)	$99,032

Balance at December 31, 2023	8,016,516	$8	$352,908	$—	$(183,005)	$169,911
Exercises of stock options	5,947	—	139	—	—	139
Stock-based compensation expense	—	—	865	—	—	865
Net loss	—	—	—	—	(19,557)	(19,557)
Balance at March 31, 2024	8,022,463	$8	$353,912	$—	$(202,562)	$151,358
Exercises of stock options	8,191	—	172	—	—	172
Stock-based compensation expense	—	—	967	—	—	967
Issuance of common stock for cash in PIPE financing	1,249,283	1	67,384	—	—	67,385
Unrealized gain on investments, net of tax of $0	—	—	—	21	—	21
Net loss	—	—	—	—	(21,826)	(21,826)
Balance at June 30, 2024	9,279,937	$9	$422,435	$21	$(224,388)	$198,077
Exercises of stock options	38,419	—	728	—	—	728
Stock-based compensation expense	—	—	1,273	—	—	1,273
Unrealized gain on investments, net of tax of $0	—	—	—	553	—	553
Net loss	—	—	—	—	(20,999)	(20,999)
Balance at September 30, 2024	9,318,356	$9	$424,436	$574	$(245,387)	$179,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(67,218)	$(62,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	504	3,131
Stock-based compensation expense	5,584	3,105
Depreciation expense	3,631	2,312
Net amortization of premiums and discounts on marketable securities	(467)	(1,159)
Loss on disposal of property and equipment	81	—
Changes in operating assets and liabilities:
Accounts receivable	876	—
Prepaid expenses and other current assets	(189)	(893)
Accounts payable	(1,674)	(736)
Accrued expenses and other current liabilities	(319)	(4,765)
Deferred revenue	(1,268)	—
Operating lease liabilities	(97)	8,578
Other non-current assets	(303)	230
Net cash used in operating activities	(60,859)	(52,579)
Investing Activities:
Purchases of marketable securities	(26,189)	(118,132)
Proceeds from maturities of marketable securities	55,700	14,000
Purchases of property and equipment	(434)	(16,450)
Net cash provided by (used in) investing activities	29,077	(120,582)
Financing Activities:
Proceeds from PIPE financing, net of issuance costs	—	67,384
Proceeds from exercises of stock options	305	1,039
Net cash provided by financing activities	305	68,423
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	—
Net decrease in cash, cash equivalents and restricted cash	(31,488)	(104,738)
Cash, cash equivalents and restricted cash, beginning of period	59,049	173,119
Cash, cash equivalents and restricted cash, end of period	$27,561	$68,381
Non-cash investing and financing activities:
Property and equipment capitalized under tenant improvement allowance	$—	$7,583
Purchases of property and equipment in accounts payable and accrued expenses	$14	$1,401
Supplemental cash flow information:
Cash paid for income taxes	$1	$47
Cash paid for operating lease liabilities	$3,944	$2,083

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2025 of $102.5 million will enable the Company to fund its planned operating expense and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $333.8 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s product candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology and product candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ended December 31, 2025, or any other interim periods, or any future year or period.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects the standard will expand the disclosures provided in the Company's annual financial statements, primarily in the rate reconciliation and cash taxes paid sections, but does not anticipate that adoption will have a material effect on the Company's consolidated financial statements. The Company plans to adopt ASU 2023-09 for the annual period ending December 31, 2025.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$22,498	$22,498	$—	$—
Marketable securities
U.S. government agency securities	78,338	—	78,338	—
MS APA asset	1,520	—	—	1,520
Total financial assets	$102,356	$22,498	$78,338	$1,520

Financial liabilities
CVR liability	$1,520	$—	$—	$1,520
Total financial liabilities	$1,520	$—	$—	$1,520

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$55,155	$55,155	$—	$—
Marketable securities
U.S. treasury bills	22,238	—	22,238	—
U.S. government agency securities	85,173	—	85,173	—
MS APA asset	1,472	—	—	1,472
Total financial assets	$164,038	$55,155	$107,411	$1,472

Financial liabilities
CVR liability	$1,472	$—	$—	$1,472
Total financial liabilities	$1,472	$—	$—	$1,472

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the nine months ended September 30, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2024, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the nine months ended September 30, 2025 or during the year ended December 31, 2024.

4. Marketable Securities

Marketable securities were comprised as follows as of September 30, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$68,201	$130	$(7)	$68,324
U.S. government agency securities	Between 1 to 2 years	9,982	32	—	10,014
Total		$78,183	$162	$(7)	$78,338

Marketable securities were comprised as follows as of December 31, 2024 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury bills	Within 1 year	$22,206	$32	$—	$22,238
U.S. government agency securities	Within 1 year	48,085	140	(11)	48,214
U.S. government agency securities	Between 1 to 2 years	36,936	110	(87)	36,959
Total		$107,227	$282	$(98)	$107,411

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of September 30, 2025. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of September 30, 2025. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of September 30, 2025, the Company maintained current restricted cash of $1.0 million and non-current restricted cash of $2.4 million. The current restricted cash of $1.0 million is included under the caption “prepaid expenses and other current assets” in the Company's condensed consolidated balance sheet. As of December 31, 2024, the Company maintained no current restricted cash and non-current restricted cash of $3.4 million. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company's facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$24,155	$55,643
Restricted cash	3,406	3,406
Cash, cash equivalents and restricted cash	$27,561	$59,049

6. Property and Equipment, Net

Property and equipment, net, as of September 30, 2025 and December 31, 2024 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	September 30, 2025	December 31, 2024
Laboratory equipment	5	$11,615	$11,331
Furniture and office equipment	4	1,086	1,075
Computer equipment	3	149	87
Leasehold improvements	Shorter of useful life or remaining lease term	22,447	22,438
Construction in progress		60	107
Total property and equipment, gross		35,357	35,038
Less: accumulated depreciation		(10,959)	(7,328)
Total property and equipment, net		$24,398	$27,710

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended September 30, 2025 and 2024 was $1.2 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3.6 million and $2.3 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 were comprised as follows (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$3,309	$3,775
External research and development services	1,974	1,793
Severance	132	—
Professional fees	335	326
Other operating expenses	111	277
Total accrued expenses and other current liabilities	$5,861	$6,171

8. Common Stock

As of September 30, 2025, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2025, no dividends had been declared.

As of September 30, 2025 and December 31, 2024, the Company had reserved for future issuance the following number of shares of common stock:

	September 30, 2025	December 31, 2024
Exercises of outstanding stock options	1,795,493	1,248,288
Exercise of outstanding warrant	8,049	8,049
Future issuances under 2023 Stock Incentive Plan	520,861	619,923
Future issuances under 2023 ESPP Plan	262,440	168,667
Total reserved for future issuance	2,586,843	2,044,927

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

Subsequently in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC ("TD Cowen"), acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an "at the market offering" program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0 % of the aggregate gross proceed of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the ATM prospectus contained therein, as declared effective by the SEC on December 9, 2024. As of September 30, 2025, there have been no sales of common stock pursuant to the Sales Agreement.

9. Preferred Stock

As of September 30, 2025, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$685	$418	$2,106	$1,031
General and administrative	1,140	855	3,478	2,074
Total stock-based compensation expense	$1,825	$1,273	$5,584	$3,105

Stock Option Activity

The fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.3%	4.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.9%	74.6%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $18.96 and $31.99 per share, respectively.

The following table summarizes changes in stock option activity during the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,248,288	$25.42	8.0	$21,313
Granted	732,665	$27.96
Exercised	(20,725)	$14.94
Forfeited	(156,798)	$29.55
Cancelled	(7,937)	$24.19
Outstanding as of September 30, 2025	1,795,493	$26.22	8.0	$42,061
Exercisable at September 30, 2025	769,409	$25.57	6.7	$20,172

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0.4 million and $1.4 million, respectively.

As of September 30, 2025, there was unrecognized stock-based compensation expense related to unvested stock options of $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

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

As of December 31, 2024, one development milestone of $1.0 million had been achieved. In January 2025, the Company announced dosing of the first participants in its Phase 1/2a REWRITE clinical program investigating KRRO-110 as a treatment for AATD, which triggered the second payment of a $1.5 million development milestone. The Company recorded $1.9 million and $2.7 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025 and 2024, respectively, related to the Genevant Agreement. The Company recorded $0.1 million and $0.3 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2025 and 2024, respectively, related to the Genevant Agreement.

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

As of September 30, 2025, the total transaction price was determined to be $40.0 million based on the $10.0 million upfront nonrefundable payment and $30.0 million of estimated research services for the first program target. During the nine months ended September 30, 2025 and 2024, the Company recognized total collaboration revenue of $5.1 million and $0.0 million, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized total collaboration revenue of $1.1 million and $0.0 million, respectively. In November 2025, the Company agreed to a 12 month pause on such collaboration with Novo Nordisk, and accordingly, the Company is expected to recognize revenue through 2028. For additional information relating to the pause of the collaboration, see Note 17 in the condensed consolidated financial statements included in this Quarterly Report.

The Company had $3.3 million of current deferred revenue and $4.8 million of noncurrent deferred revenue as of September 30, 2025, based on the period the services are expected to be performed and/or related costs to be incurred, which was the Company's best estimate as of September 30, 2025. The Company will re-evaluate its expectation of revenue to be recognized in the next 12 months in connection with the aforementioned pause agreed upon with Novo Nordisk during the fourth quarter of 2025. The Company had $0.8 million of current accounts receivable as of September 30, 2025.

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

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of September 30, 2025 were as follows (in thousands):

As of September 30, 2025
2025	$2,394
2026	7,341
2027	7,557
2028	7,778
2029	8,007
Thereafter	36,713
Total Future Minimum Leases Payments	69,790
Less: Interest	(25,122)
Present Value of Operating Lease Liabilities	$44,668

As of September 30, 2025, the weighted average remaining lease term was 8.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,411	$1,939	$4,234	$6,197
Variable lease costs	417	471	1,323	1,295
Short-term lease costs	203	257	713	919
Total lease costs	$2,031	$2,667	$6,270	$8,411

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

The Company was not subject to any material legal proceedings or claims as of September 30, 2025.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Beginning on April 1, 2022, the Company matches 100% of an employee’s 401(k) contributions up to a maximum of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.4 million and $0.5 million of matching contributions to the 401(k) Plan during each of the nine months ended September 30, 2025 and 2024, respectively.

14. Net Loss per Share

The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Outstanding stock options	1,795,493	1,282,382
Outstanding warrant	8,049	8,049
Total	1,803,542	1,290,431

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

16. Restructuring

On May 7, 2025, the Company initiated a strategic plan to streamline its operations, including a reduction in Company's workforce by 19%, or 21 positions (the "May Workforce Reduction"). During the three months ended June 30, 2025, the Company recorded one-time severance charges in connection with the May Workforce Reduction, consisting of cash expenditure for employee separation costs of $1.2 million. During the three months ended September 30, 2025, all activities related to the May Workforce Reduction were substantially completed. Restructuring cost accruals are included under the caption “accrued expenses and other current liabilities” in the Company's condensed consolidated balance sheet. Restructuring costs are recognized as an operating expense within the condensed consolidated statement of operations and comprehensive loss and are classified based on the Company’s classification policy for each category of operating expense.

The following is a summary of the activity for the May Workforce Reduction:

Employee separation costs
Balance at December 31, 2024	$—
Accruals	1,199
Cash payments	(1,073)
Balance at September 30, 2025	$126

17. Subsequent Events

Effective November 11, 2025, the Company and Novo Nordisk entered into an amendment to the research collaboration and license agreement under which the Company and Novo Nordisk agreed to pause the research collaboration and license agreement for 12 months (the “hold period”), effective as of the date of the amendment. During the hold period, the parties agreed that all research and development activities and corresponding obligations under the agreement will be suspended without any liability or payment obligation for either party. The Company also agreed to promptly wind-down its research and development activities in connection with the license agreement and Novo Nordisk agreed to reimburse the Company for certain wind-down costs associated with the hold period.

On November 12, 2025, the Company implemented a strategic restructuring to extend cash runway, including a reduction in the Company’s workforce by approximately 34% (the “November Workforce Reduction”). The Company estimates that it will incur one-time restructuring charges of approximately $2.4 million related to the November Workforce Reduction, including employee severance, benefits and related termination costs, the majority of which the Company expects to recognize during the three months ended December 31, 2025.

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

The versatility of RNA editing combined with our RNA platform broadens the therapeutic target space significantly. While our approach can be used to repair pathogenic single nucleotide variants, or SNVs, we can also engineer de novo SNVs and change amino acids on proteins to endow them with desired properties while preserving their broader functional capabilities, as exemplified by KRRO-121, our recently announced product candidate targeting the liver via GalNAc, initially to treat patients with urea cycle disorders, or UCD, and the potential to expand into patients with hepatic encephalopathy, or HE. In preclinical studies, we have demonstrated that single RNA changes can disrupt protein-protein interactions, prevent protein aggregation, selectively modulate ion channels and activate kinases. These modification approaches can unlock validated target classes that have historically been difficult to drug, enabling us to pursue a broad range of diseases traditionally out-of-scope for other genetic medicine approaches and current traditional drug modalities.

We have investigated KRRO-110 as a treatment for AATD where, using our proprietary RNA editing approach, we aimed to repair a pathogenic variant on RNA. KRRO-110 did not reach projected levels of functional protein following a single administration as of the data cutoff date, and we are now pivoting to GalNAc delivery for AATD and expect to nominate a development candidate in 2025. In January 2025, we announced dosing of the first participants in our REWRITE clinical program investigating KRRO-110 as a treatment for AATD. The REWRITE clinical trial is a two-part single and multiple-dose escalating study evaluating the safety and tolerability of KRRO-110, including healthy adults and clinically stable AATD patients with the PiZZ genotype. We have completed all six planned single ascending dose, or SAD, healthy volunteer, or HV, cohorts. Each HV cohort consisted of six participants, with four receiving active drug and two receiving placebo. Doses of KRRO-110 tested in the HVs (n=24) include 0.04, 0.1, 0.2, 0.4, 0.8 and 1.2 mg/kg, with the primary objective to evaluate safety and tolerability. KRRO-110 is currently being evaluated in two AATD patient cohorts at 0.6 mg/kg (n=3) and 0.8 mg/kg (n=4), with seven patients dosed. The AATD patient cohorts are open label with up to four patients in each cohort. There are currently no plans to complete additional SAD patient cohorts for KRRO-110. We are evaluating the totality of the clinical data to evaluate the next steps, if any, for KRRO-110 in the multiple-ascending dose, or MAD, portion of the REWRITE clinical trial. Key findings of the REWRITE clinical trial include:

KRRO-110 Safety Observations (as of the November 6, 2025 Data Cutoff Date):

•
No dose-limiting toxicities or treatment emergent serious adverse events observed.
•
Mild-to-moderate infusion-related reactions, or IRRs, observed in two healthy volunteers at the highest dose of 1.2 mg/kg, two AATD patients at 0.6 mg/kg, and two AATD patients at 0.8 mg/kg.
•
All IRRs resolved within 24 hours post KRRO-110 dosing; intervention was limited to antipyretics and antihistamines.
•
KRRO-110 safety profile is consistent with Lipid Nanoparticle, or LNP, infusion-related class effects.

KRRO-110 Pharmacodynamic and Pharmacokinetic Observations (as of the November 6, 2025 Data Cutoff Date):

•
Across five AATD patients in the two SAD cohorts evaluable with turbidimetry, the greatest peak total AAT protein was approximately 10 µM and the greatest increase of total AAT protein from baseline was approximately 3 µM. The total AAT protein levels following single-dose administration did not reach the protective threshold of 11 µM.
•
In three of the AATD patients dosed with 0.8 mg/kg evaluable with LC/MS, functional M-AAT protein was observed in each of the patients following administration of KRRO-110. The greatest increase of M-AAT protein from baseline observed at any time point was approximately 2 µM. Functional M-AAT protein lasted up to four weeks for the first patient evaluable with LC/MS, consistent with durability of editing and endogenous M-AAT protein half-life.
•
Pharmacokinetic, or PK, differences in the components of KRRO-110 in plasma were observed between HV and AATD patients, with apparent faster disassociation of KRRO-110, suggesting variability of this formulation in AATD patients compared to HV following a single dose.
•
No evidence of bystander editing observed to date, suggesting high specificity, based on LC/MS data on M-AAT and Z-AAT.

KRRO-110 Regulatory Milestones Validate OPERA Platform Potential:

•
First-ever RNA editing technology to receive investigational new drug application, or IND, clearance by the U.S. Food and Drug Administration, or FDA, to our knowledge.
•
Fast Track designation granted by the FDA.
•
Orphan Drug Designation granted by both the FDA and European Medicines Agency.

We recently nominated our second development candidate, KRRO-121, for the potential treatment of UCD and HE. KRRO-121 is a GalNAc-conjugated oligonucleotide that will be administered subcutaneously to create de novo protein variants and designed to stabilize a critical enzyme involved in reducing ammonia levels. We plan to submit a regulatory filing of first-in-human trial for KRRO-121 in the second half of 2026. We are also prioritizing other high-potential GalNAc-conjugated programs targeting the liver, including an AATD program and programs for subcutaneous delivery in cardiometabolic indications. We plan to nominate a development candidate for our GalNAc-conjugated AATD program in 2026.

In May 2025, we announced a strategic plan to streamline our operations, including a reduction in workforce by 19%, or 21 positions. Please refer to Note 16 in the condensed consolidated financial statements included in this Quarterly Report.

In November 2025, we implemented a strategic restructuring to extend cash runway, including a further workforce reduction of approximately 34%. We estimate that we will incur one-time restructuring charges of approximately $2.4 million including employee severance, benefits and related termination costs, the majority of which we expect to recognize during the three months ended December 31, 2025.

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

We have incurred significant operating losses since inception. Our net losses were $67.2 million and $62.4 million for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $333.8 million as of September 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance product candidates through clinical development, and seek regulatory approvals for our pipeline candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the nine months ended September 30, 2025, we recognized $5.1 million of collaboration revenue, which is related to our September 2024 research collaboration and license agreement with Novo Nordisk. During the nine months ended September 30, 2024, we recognized no collaboration revenue. In November 2025, we agreed to a 12 month pause on such collaboration with Novo Nordisk, accordingly, we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

For additional information about our revenue recognition policy and our collaboration and license agreement with Novo Nordisk, which is now paused, see Note 11 and Note 17 in the condensed consolidated financial statements included in this Quarterly Report.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, EMA, the Human Research Ethics Committee, or HREC, Therapeutic Goods Administration, or TGA, the Health and Disability Ethics Committees, or HDEC, or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Collaboration revenue	$1,090	$—	$1,090	$5,100	$—	$5,100
Operating expenses:
Research and development	$13,820	$15,964	$(2,144)	$54,590	$46,674	$7,916
General and administrative	6,507	7,328	(821)	21,969	22,196	(227)
Total operating expenses	20,327	23,292	(2,965)	76,559	68,870	7,689
Loss from operations	(19,237)	(23,292)	4,055	(71,459)	(68,870)	(2,589)
Other income, net
Other income, net	1,176	2,284	(1,108)	4,242	6,526	(2,284)
Total other income, net	1,176	2,284	(1,108)	4,242	6,526	(2,284)
Loss before benefit (provision) for income taxes	(18,061)	(21,008)	2,947	(67,217)	(62,344)	(4,873)
Benefit (provision) for income taxes	—	9	(9)	(1)	(38)	37
Net loss	$(18,061)	$(20,999)	$2,938	$(67,218)	$(62,382)	$(4,836)

Collaboration Revenue

During the three and nine months ended September 30, 2025, we recognized $1.1 million and $5.1 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the three and nine months ended September 30, 2024, we recognized no collaboration revenue. In November 2025, we agreed to a 12 month pause on our collaboration with Novo Nordisk. Accordingly,we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$3,708	$5,695	$(1,987)	$16,265	$14,917	$1,348
Unallocated research and development expenses
Other research and pre-development candidate expenses	2,315	3,054	(739)	12,010	9,327	2,683
Personnel expenses	5,241	4,339	902	18,259	13,890	4,369
Facilities expenses	2,556	2,876	(320)	8,056	8,540	(484)
Total research and development expenses	$13,820	$15,964	$(2,144)	$54,590	$46,674	$7,916

Research and development expenses were $13.8 million for the three months ended September 30, 2025, compared to $16.0 million for the three months ended September 30, 2024. The decrease was primarily due to the following:

•
a $2.0 million decrease in KRRO-110 external expenses, primarily due to a reduction in non clinical costs partially offset by an increase in clinical costs for the Phase 1/2a REWRITE clinical trial as it continued to progress; and
•
a $0.7 million decrease in other research and pre-development candidate expenses;
•
offset by a $0.9 million increase in personnel-related expenses, primarily due to the expansion of our clinical development function.

Research and development expenses were $54.6 million for the nine months ended September 30, 2025, compared to $46.7 million for the nine months ended September 30, 2024. The increase was primarily due to the following:

•
a $4.3 million increase in personnel-related expenses, primarily due to an increase in headcount prior to the May 2025 workforce reduction, the expansion of our clinical development function and one-time severance charges related to the May 2025 workforce reduction;
•
a $2.7 million increase in other research and pre-development candidate expenses as we furthered development of KRRO-121; and
•
a $1.3 million increase in KRRO-110 external expenses, primarily to an increase in clinical trial expenses in 2025 for the Phase 1/2a REWRITE clinical trial, partially offset by a reduction in non clinical costs, and a $0.5 million net increase in development milestone under our collaboration and license agreement with Genevant Sciences GmbH.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Personnel-related expenses	$3,348	$3,163	$185	$11,398	$9,507	$1,891
Professional services	1,523	2,267	(744)	5,152	6,999	(1,847)
Facilities expenses	765	904	(139)	2,455	2,792	(337)
Other	871	994	(123)	2,964	2,898	66
Total general and administrative expenses	$6,507	$7,328	$(821)	$21,969	$22,196	$(227)

General and administrative expenses were $6.5 million for the three months ended September 30, 2025, compared to $7.3 million for the three months ended September 30, 2024. The decrease was primarily due to a $0.7 million decrease in professional services expenses.

General and administrative expenses were $22.0 million for the nine months ended September 30, 2025, compared to $22.2 million for the nine months ended September 30, 2024. The decrease was primarily due to a $1.8 million decrease in professional services expenses, offset by a $1.9 million increase in personnel-related expenses, which was mainly attributable to an increase in stock-based compensation costs and severance costs related to the May 2025 workforce reduction.

Other Income, Net

Total other income, net was $1.2 million for the three months ended September 30, 2025, compared to $2.3 million for the three months ended September 30, 2024. The decrease of $1.1 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance as of September 30, 2025.

Total other income, net was $4.2 million for the nine months ended September 30, 2025, compared to $6.5 million for the nine months ended September 30, 2024. The decrease of $2.3 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance as of September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $223.6 million of aggregate gross proceeds from the sale of convertible preferred stock, $117.3 million from the sale of shares of common stock issued in a private placement that closed immediately prior to the November 2023 business combination and $70.0 million from the April 2024 private placement of shares of our common stock. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $102.5 million.

Since inception, we have incurred significant operating losses and, as of September 30, 2025, had an accumulated deficit of $333.8 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity offerings. As of September 30, 2025, we have not sold any shares of common stock under our at-the-market equity offering program.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $102.5 million. We expect that our cash, cash equivalents and marketable securities outstanding as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for KRRO-121, a GalNAc-conjugated candidate for AATD, and other product candidates we may develop;
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

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(60,859)	$(52,579)
Net cash provided by (used in) investing activities	29,077	(120,582)
Net cash provided by financing activities	305	68,423
Effect of foreign exchange rate changes	(11)	—
Net decrease in cash, cash equivalents and restricted cash	$(31,488)	$(104,738)

Cash Used in Operating Activities

Net cash used in operating activities was $60.9 million for the nine months ended September 30, 2025, primarily resulted from our net loss of $67.2 million, which was primarily attributable to our research and development activities and our general and administrative expenses, along with changes in our operating assets and liabilities of $3.0 million, offset by $9.3 million of non-cash items.

Net cash used in operating activities was $52.6 million for the nine months ended September 30, 2024, primarily resulted from our net loss of $62.4 million, which was primarily attributable to our research and development activities and our general and administrative expenses, along with changes in our operating assets and liabilities of $2.4 million, offset by $7.4 million of non-cash items.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $29.1 million for the nine months ended September 30, 2025 and consisted primarily of the proceeds from maturities of marketable securities, offset by purchase of marketable securities and the purchase of property and equipment.

Net cash used in investing activities was $120.6 million for the nine months ended September 30, 2024 and consisted primarily of the purchase of marketable securities and the purchase of property and equipment, offset by proceeds from maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2025 and consisted of proceeds from exercises of stock options.

Net cash provided by financing activities was $68.4 million for the nine months ended September 30, 2024 and consisted primarily of net proceeds from the April 2024 private placement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $102.5 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

Our employees and operations are primarily located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Since inception, we have incurred significant operating losses. Our net loss was $67.2 million and $62.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $333.8 million. We have financed our operations primarily through private placements of our convertible preferred stock and more recently, common stock in our November 2023 and April 2024 private placements. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress our development candidates, including KRRO-121, through clinical development;
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

We did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and our other programs are in early stages of development. Because of the numerous risks and uncertainties associated with developing oligonucleotide product candidates and the risks associated with conducting clinical trials, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

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

Because we have limited financial and managerial resources, we have prioritized our research programs and lead optimization efforts in specific indications among many potential options. Specifically, our initial development programs target liver and central nervous systems indications, amongst others. As a result of this prioritization, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater clinical or commercial potential and we may need to reprioritize our focus in the future. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, KRRO-110, which used an LNP delivery system, did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial for AATD and we are now pivoting to a GalNAc delivery system for AATD. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

As of September 30, 2025, our cash, cash equivalents and marketable securities were $102.5 million, excluding restricted cash, or $105.9 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2027. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

We did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and are pivoting to GalNAc delivery for AATD, and may experience delays in developing a potential treatment for AATD. We have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have from our earlier preclinical studies may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing product candidates using our proprietary RNA editing technology is both preliminary and limited. We dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Although we observed functional protein in AATD patients following a single administration of KRRO-110, we did not reach projected levels of protein in patients as of the data cut off date. We have not completed any clinical trials for any of our proposed delivery methods or RNA editing approaches, and we are now pivoting from LNP to GalNAc delivery for AATD. Accordingly, we may experience delays in developing a potential treatment for AATD. In the future, we may use other delivery modalities to deliver our other product candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they have not been clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other product candidates.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed, preventing marketing approval of their product candidates. For example, despite our preclinical data, we did not reach projected levels of protein in AATD patients in our REWRITE Phase 1/2a clinical trial.

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
•
the number of patients required for clinical trials of any product candidates we may develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial, possible adverse effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personnel issues and ease of participation in our clinical trials, among others. Clinical trials can also be impacted by other events unrelated to our business, such as the Russian invasion of Ukraine, recent turmoil in the Middle East or other geopolitical events or global pandemics (such as what occurred during the COVID-19 pandemic), or imposition of tariffs that impact the supply chain, or even disruptions due to the ongoing U.S. government shutdown or any future shutdown. In April 2025, the United States imposed tariffs on imports on its trading partners, including, without limitation, Canada, Mexico, the EU and China, and tariff policy (and trading partners subject to such tariffs) have continued to evolve. Historically, tariffs have led to increased costs, political and trade tensions, which negatively affect global supply chains. These types of events can disrupt clinical trial sites and delay patient enrollment, all of which would have a negative impact on our business and ability to obtain regulatory approval. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We only recently announced our second development candidate, KRRO-121. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of our products. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

We only have one product candidate, KRRO-110, in a Phase 1/2a clinical trial and currently have no plans to complete additional SAD patient cohorts for KRRO-110 as KRRO-110 did not reach projected levels of protein in AATD patients who were evaluable as of the November 6, 2025 data cutoff date. All of our other product development programs are still in the research or preclinical stage of development. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

Commencing clinical trials in the United States is also subject to acceptance by the FDA of any future INDs, and finalization of trial designs based on discussions with the FDA and other regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or any clinical endpoints selected, which may require us to complete additional studies or trials or impose stricter approval conditions than we expect. There are equivalent processes and risks applicable to clinical trial applications, or CTAs, in other countries, including in Europe, the United Kingdom, or UK, New Zealand and Australia, where we dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any product candidates in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We are conducting our Phase 1/2a REWRITE clinical trial in Australia and New Zealand, and may in the future decide to conduct other clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from any clinical trials conducted outside of the United States. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates. Similarly, marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods.

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

We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, and preclinical development. We have only dosed a small number of participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and recently announced our second development candidate, KRRO-121. All of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the European Union, or EU, New Zealand and Australia, where we dosed the first participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD.

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

The successful initiation and completion of any of our clinical trials within timeframes consistent with our business plans, is dependent on various factors, which include, but are not limited to, our ability to:

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

Moreover, we license the LNP technology used to deliver KRRO-110 from a third party. Although our current partner, Genevant Sciences GmbH, or Genevant, is a well established leader in the LNP space, and our preclinical studies of this LNP delivery technology have shown improved dose-dependent efficacy with reduced clinical chemistry and adverse events, there is no guarantee that this will be replicated in clinical trials. Notably, we observed PK differences in the components of KRRO-110 in plasma between HV and AATD patients with apparent faster dissociation of KRRO-110 in AATD patients compared to HV with a single dose. There is also no guarantee that we will continue to source the LNP delivery system for KRRO-110 from Genevant. The process of establishing and maintaining collaborative relationships and identifying and securing access to optimized delivery systems that are fit-for-purpose is difficult, time-consuming, and involves significant uncertainty. If the current arrangement with a supplier of a delivery system is terminated, our clinical development, manufacturing, or commercialization efforts for a product candidate could be delayed or terminated, while we secure an alternative delivery system, which could have a material adverse impact on our clinical development plans and business.

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

We have dosed very few participants in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have received limited results for KRRO-110 in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and RNA editing technology similar to our technology. It is impossible to predict when, or if, any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that RNA editing technologies will not cause undesirable side effects, such as lymphoma, leukemia, or other cancers, or other aberrantly functioning cells.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. Furthermore, if we or others later identify undesirable side effects caused by any of our product candidates, several potentially significant negative consequences could result, including:

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions that our current or future product candidates are or may be designed to treat. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. As we recently determined to pivot to GalNAc delivery from LNP for our AATD product candidate, we may be further behind in our development efforts than our competitors, which could negatively impact our ability to develop a commercially viable product for such indication.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Federal agencies in the United States were operating under a continuing resolution that is expired on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. While the U.S. government has been shut down since October 1, 2025, it is uncertain how long such shutdown will last. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

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

We may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications; and we may not see any benefit from our collaboration agreement with Novo Nordisk, which is currently on hold.

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

The success of any potential collaboration arrangements, including our collaboration agreement with Novo Nordisk, which as of November 2025 is on hold, will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, in November 2025, we agreed on a 12-month hold under our collaboration agreement with Novo Nordisk. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. Although we implemented workforce reductions in May 2025 and in November 2025, we expect that we will have a need to recruit and hire qualified personnel as we advance our programs and expand operations. Our recent workforce reductions could impede future recruiting and hiring efforts. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

We expect to need to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our future growth, which could disrupt our operations.

As of September 30, 2025, we had 87 full-time employees, including 64 who hold Ph.D. degrees or other advanced degrees; 66 employees are engaged in research and development and 21 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining and in November 2025, we announced a further workforce reduction to extend our cash runway. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any product candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a pre-commercial biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources and recent workforce reductions, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or, when appropriate, recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, further loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our potential product candidates. If our management is unable to effectively manage the expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize any product candidates we may develop will depend in part on our ability to effectively manage our future development and expansion.

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

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including Patent Term Extension, PTE, and Patent Term Adjustment, or PTA, may be available, but the life of a patent, and the protection it affords, is limited. For more information regarding PTA and PTE, see Item 1 “Business—Intellectual Property” in the 2024 10-K. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a smaller reporting company with less than $100.0 million of revenues, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Although we no longer qualify as an emerging growth company, we still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 54% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties (including as a result of announced tariffs or other policy changes by the current U.S. administration). Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank Signature Bank and Silvergate Capital Corp. were each swept into receivership by the Federal Deposit Insurance Corporation and then a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations. Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China, and tariff policy (and trading partners subject to such tariffs) have continued to evolve. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors informed us that they adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
10.1#

Separation Agreement and Release by and between Korro Bio, Inc. and Vineet Agarwal, dated October 7, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2025).

10.2*	First Amendment to Research Collaboration and License Agreement by and between Korro Bio, Inc. and Novo Nordisk A/S.
10.3#*	Separation Agreement and Release by and between Korro Bio, Inc. and Olukemi A. Olugemo, dated November 7, 2025
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korro Bio, Inc.

Date: November 12, 2025	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer and Interim Principal Financial Officer