Form 10-Q
period 2026-03-31
Korro Bio, Inc.
filed 2026-05-07
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 14,422,571 shares of common stock, $0.001 par value per share, outstanding.

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the “Company,” the "combined company," “we,” “our” and “us” refer, collectively, to Korro Bio, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy Korro) after completion of our November 2023 business combination. The term “Legacy Korro” refers to privately held Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.), which we acquired in the November 2023 business combination.

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

In this Quarterly Report on Form 10-Q, when we refer to our leads or lead candidates, we are referring to our oligonucleotides that we are researching for potential nomination as a development candidate. When we refer to our development candidates, we generally mean an oligonucleotide lead candidate that we have nominated for clinical development.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, express or implied statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, express or implied statements about:

•
the timing, progress, results, and cost of our KRRO-121 development program, including our ability to submit a regulatory application in the second half of 2026 for KRRO-121;
•
the timing of our expected announcement of a development candidate for our next-generation GalNAc-conjugated alpha-1 antitrypsin deficiency, or AATD, program;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$61,697	$21,824
Short-term marketable securities	52,273	53,332
Accounts receivable	—	969
Prepaid expenses and other current assets	6,193	6,247
Total current assets	120,163	82,372
Property and equipment, net	7,805	8,164
Operating lease right-of-use assets	7,816	8,058
Restricted cash, net of current portion	2,409	2,409
Long-term marketable securities	43,083	10,031
Other non-current assets	2,346	2,472
Total assets	$183,622	$113,506
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,957	$1,651
Accrued expenses and other current liabilities	9,850	7,614
Operating lease liabilities, current portion	2,801	2,672
Deferred revenue, current portion	179	—
Total current liabilities	14,787	11,937
Operating lease liabilities, net of current portion	40,084	40,814
Deferred revenue, net of current portion	7,656	7,835
Other non-current liabilities	1,462	1,481
Total liabilities	63,989	62,067
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 14,422,571 shares and 9,417,295 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14	9
Additional paid-in capital	523,085	435,064
Accumulated other comprehensive income	5	212
Accumulated deficit	(403,471)	(383,846)
Total stockholders’ equity	119,633	51,439
Total liabilities and stockholders' equity	$183,622	$113,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration revenue	$—	$2,550
Operating expenses:
Research and development	12,951	19,739
General and administrative	7,485	7,831
Total operating expenses	20,436	27,570
Loss from operations	(20,436)	(25,020)
Other income:
Other income, net	906	1,633
Total other income, net	906	1,633
Loss before provision for income taxes	(19,530)	(23,387)
Provision for income taxes	(95)	—
Net loss	$(19,625)	$(23,387)
Other comprehensive income:
Unrealized loss on available-for-sale marketable securities	(224)	(3)
Foreign currency translation adjustments, net	17	(1)
Comprehensive loss	$(19,832)	$(23,391)
Net loss per share, basic and diluted	$(1.69)	$(2.49)
Weighted-average shares used in computing net loss per share, basic and diluted	11,598,717	9,384,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	9,417,295	$9	$435,064	$212	$(383,846)	$51,439
Exercises of stock options	1,487	—	17	—	—	17
Stock-based compensation expense	—	—	2,731	—	—	2,731
Issuance of common stock in connection with the at-the-market program, net of offering costs	501,861	—	5,020	—	—	5,020
Issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	4,501,928	5	80,253	—	—	80,258
Other comprehensive loss	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(19,625)	(19,625)
Balance at March 31, 2026	14,422,571	$14	$523,085	$5	$(403,471)	$119,633

Balance at December 31, 2024	9,377,259	$9	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	172	—	—	172
Stock-based compensation expense	—	—	1,761	—	—	1,761
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	$428,657	$264	$(289,973)	$138,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(19,625)	$(23,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	242	158
Stock-based compensation expense	2,731	1,761
Depreciation expense	380	1,225
Net amortization of premiums and discounts on marketable securities	2	(340)
Changes in operating assets and liabilities:
Accounts receivable	969	(228)
Prepaid expenses and other current assets	54	(617)
Accounts payable	(153)	99
Accrued expenses and other current liabilities	(205)	(2,511)
Deferred revenue	—	(626)
Operating lease liabilities	(601)	420
Other non-current assets	132	(406)
Net cash used in operating activities	(16,074)	(24,452)
Investing Activities:
Purchases of marketable securities	(45,219)	—
Proceeds from maturities of marketable securities	13,000	32,900
Purchases of property and equipment	(21)	(119)
Net cash (used in) provided by investing activities	(32,240)	32,781
Financing Activities:
Proceeds from the issuance of common stock in connection with the at-the-market program, net of offering costs	5,041	—
Proceeds from the issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	83,154	—
Proceeds from exercises of stock options	17	172
Net cash provided by financing activities	88,212	172
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	—
Net increase in cash, cash equivalents and restricted cash	39,873	8,501
Cash, cash equivalents and restricted cash, beginning of period	25,230	59,049
Cash, cash equivalents and restricted cash, end of period	$65,103	$67,550
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$120
Offering costs in accounts payable and accrued expenses	$2,917	$—
Supplemental cash flow information:
Cash paid for income taxes	$48	$—
Cash paid for operating lease liabilities	$1,782	$501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Liquidity

Nature of Business

Korro Bio, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company leveraging a novel oligonucleotide promoted editing of RNA, or OPERA, platform to develop a new class of genetic medicines for rare and highly prevalent diseases. The Company was incorporated in November 2014 as a Delaware corporation and in November 2023 completed a reverse merger with its now wholly-owned subsidiary and changed its name from Frequency Therapeutics, Inc. (“Frequency”) to Korro Bio, Inc. The Company's principal offices are in Cambridge, Massachusetts.

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2026 of $157.1 million will enable the Company to fund its planned operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $403.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s development candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology, lead candidates and development candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include any normal recurring adjustments necessary for the fair presentation of the Company's interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the 2025 Form 10-K.

The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ended December 31, 2026, or any other interim periods, or any future year or period.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company's audited consolidated financial statements as of the year end December 31, 2025, and the notes thereto, which are included in the 2025 Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the 2025 Form 10-K.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions reflected in these consolidated financial statements include, but are not limited to accrued research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it has concluded to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC No. 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements—Yet to be Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”). Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$61,054	$61,054	$—	$—
Marketable securities
U.S. government agency securities	95,356	—	95,356	—
MS APA asset	1,462	—	—	1,462
Total financial assets	$157,872	$61,054	$95,356	$1,462

Financial liabilities
CVR liability	$1,462	$—	$—	$1,462
Total financial liabilities	$1,462	$—	$—	$1,462

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,377	$21,377	$—	$—
Marketable securities
U.S. government agency securities	63,363	—	63,363	—
MS APA asset	1,481	—	—	1,481
Total financial assets	$86,221	$21,377	$63,363	$1,481

Financial liabilities
CVR liability	$1,481	$—	$—	$1,481
Total financial liabilities	$1,481	$—	$—	$1,481

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the three months ended March 31, 2026, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the three months ended March 31, 2026 or during the year ended December 31, 2025.

4. Marketable Securities

Marketable securities were comprised as follows as of March 31, 2026 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$52,255	$27	$(9)	$52,273
U.S. government agency securities	Between 1 to 2 years	43,167	10	(94)	43,083
Total		$95,422	$37	$(103)	$95,356

Marketable securities were comprised as follows as of December 31, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$53,220	$112	$—	$53,332
U.S. government agency securities	Between 1 to 2 years	9,985	46	—	10,031
Total		$63,205	$158	$—	$63,363

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of March 31, 2026. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of March 31, 2026. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of March 31, 2026 and December 31, 2025, the Company maintained current restricted cash of $1.0 million and non-current restricted cash of $2.4 million. The current restricted cash of $1.0 million is included under the caption “prepaid expenses and other current assets” in the Company's condensed consolidated balance sheet. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company's facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$61,697	$21,824
Restricted cash	3,406	3,406
Cash, cash equivalents and restricted cash	$65,103	$25,230

6. Property and Equipment, Net

Property and equipment, net, as of March 31, 2026 and December 31, 2025 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	March 31, 2026	December 31, 2025
Laboratory equipment	5	$8,333	$8,312
Furniture and office equipment	4	651	651
Computer equipment	3	89	89
Leasehold improvements	Shorter of useful life or remaining lease term	9,681	9,681
Total property and equipment, gross		18,754	18,733
Less: accumulated depreciation		(10,949)	(10,569)
Total property and equipment, net		$7,805	$8,164

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.4 million and $1.2 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 were comprised as follows (in thousands):

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$1,341	$1,846
External research and development services	4,410	3,236
Severance	803	2,196
Professional fees	663	266
Offering costs	2,458	—
Other operating expenses	175	70
Total accrued expenses and other current liabilities	$9,850	$7,614

8. Common Stock

As of March 31, 2026, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2026, no dividends had been declared.

As of March 31, 2026 and December 31, 2025, the Company had reserved for future issuance the following number of shares of common stock:

	March 31, 2026	December 31, 2025
Exercises of outstanding stock options	1,784,567	1,647,077
Exercise of outstanding warrant	8,049	8,049
Exercise of pre-funded warrants	3,148,836	—
Vesting of restricted stock unit awards	506,174	506,981
Vesting of performance stock unit awards	120,000	—
Future issuances under 2023 Stock Incentive Plan	355,680	142,985
Future issuances under 2023 ESPP Plan	345,671	262,440
Total reserved for future issuance	6,268,977	2,567,532

March 2026 Private Placement

On March 9, 2026, the Company entered into a subscription agreement with certain new and existing accredited investors to sell and issue in a private placement ("PIPE"): (i) an aggregate of 4,501,928 shares of its common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of its common stock at a purchase price of $11.109 per pre-funded warrant. The closing of the PIPE occurred on March 10, 2026 raising aggregate gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million. The pre-funded warrants have an exercise price of $0.001 per share. No pre-funded warrants have been exercised as of March 31, 2026.

The Company has assessed the pre-funded warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 2, Basis of Presentation and Summary of significant accounting policies. During this assessment, the Company determined the pre-funded warrants are a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 815. Accordingly, the pre-funded warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

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

Also in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC ("TD Cowen"), acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an ATM offering program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0 % of the aggregate gross proceed of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the ATM prospectus contained therein, as declared effective by the SEC on December 9, 2024. In January 2026, the Company issued 501,861 shares of common stock under the Sales Agreement for gross proceeds of $5.1 million, before deducting offering expenses of approximately $0.1 million.

9. Preferred Stock

As of March 31, 2026, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$799	$630
General and administrative	1,932	1,131
Total stock-based compensation expense	$2,731	$1,761

Stock Option Activity

The fair value of stock options granted during the three months ended March 31, 2026 and 2025 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	77.3%	73.3%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $8.89 and $22.54 per share, respectively.

The following table summarizes changes in stock option activity during the three months ended March 31, 2026 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,647,077	$26.49	7.3	$—
Granted	313,800	$12.79
Exercised	(1,487)	$11.68
Forfeited	(123,820)	$29.79
Cancelled	(51,003)	$24.05
Outstanding as of March 31, 2026	1,784,567	$23.43	7.4	$44
Exercisable at March 31, 2026	879,000	$25.60	5.8	$1

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.0 million and $0.3 million, respectively.

As of March 31, 2026, there was unrecognized stock-based compensation expense related to unvested stock options of $11.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted Restricted Stock Units ("RSUs") to employees of the Company. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. Compensation expense for RSUs is recognized on a straight-line basis over the service period. Forfeitures are recorded in the period in which they occur.

The following table summarizes changes in RSU activity during the three months ended March 31, 2026 (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2025	506,981	$7.96
Issued	40,000	$13.05
Vested	—	$—
Forfeited	(40,807)	$7.96
Unvested restricted stock unit awards as of March 31, 2026	506,174	$8.36

Compensation cost of $1.0 million and $0.0 million related to the RSUs was recognized during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was unrecognized stock-based compensation expense related to unvested RSUs of $3.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.

Performance Stock Units

During the three months ended March 31, 2026, the Company granted Performance Stock Units ("PSUs") to an employee of the Company.

PSUs are valued at the market price of a share of the Company’s stock on the date of grant. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is determined to be probable, using management's best estimate. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recorded in the period in which they occur.

The following table summarizes changes in PSU activity during the three months ended March 31, 2026 (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested performance stock unit awards as of December 31, 2025	—	$—
Issued	120,000	$13.05
Vested	—	$—
Forfeited	—	$—
Unvested performance stock unit awards as of March 31, 2026	120,000	$13.05

Compensation cost of $0.4 million and $0.0 million related to the PSUs was recognized during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was unrecognized stock-based compensation expense related to unvested PSUs of $1.1 million.

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

As of December 31, 2025, development milestones of $2.5 million had been achieved. The Company recorded $0.1 million and $1.7 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026 and 2025, respectively, related to the Genevant Agreement.

Novo Nordisk Agreement

On September 13, 2024, the Company entered into a research collaboration and license agreement with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement). Under the agreement, the Company is responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and the Company is eligible to receive cost reimbursement from Novo Nordisk for the Company's performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable). For additional information relating to the terms of such agreement, see Note 13 in the audited consolidated financial statements included in the 2025 Form 10-K.

In October 2024, the Company received an upfront nonrefundable payment of $10.0 million from Novo Nordisk related to the first product candidate, or program target. The Company is entitled to an additional upfront nonrefundable payment from Novo Nordisk upon the selection of the second program target as well as related cost reimbursements.

The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, Novo Nordisk, is a customer. The Company determined that the research services and the exclusive licenses granted under the collaboration agreement for the initial target are not distinct and, therefore, the Company accounts for the research services and exclusive licenses as a single performance obligation. Additionally, the Company concluded that Novo Nordisk’s option to select a second target does not give rise to a material right or performance obligation until the additional target is selected due to the additional services being priced at standalone selling price. The Company recognizes revenue related to the combined license and research services performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which the Company believes best measures its progress towards satisfying the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

Effective November 11, 2025, the Company and Novo Nordisk entered into an amendment to the research collaboration and license agreement under which the Company and Novo Nordisk agreed to pause the research collaboration and license agreement for 12 months (the “hold period”), effective as of the date of the amendment. During the hold period, the parties agreed that all research and development activities and corresponding obligations under the agreement will be suspended without any liability or payment obligation for either party. The Company also agreed to promptly wind-down its research and development activities in connection with the license agreement and Novo Nordisk agreed to reimburse the Company for certain wind-down costs associated with the hold period. All wind-down activities were completed and reimbursed as of March 31, 2026.

As of March 31, 2026, the total transaction price was determined to be $40.0 million based on the $10.0 million upfront nonrefundable payment and $30.0 million of estimated research services for the first program target. During the three months ended March 31, 2026 and 2025, the Company recognized total collaboration revenue of $0.0 million and $2.6 million, respectively. In November 2025, the Company agreed to a 12 month pause on such collaboration with Novo Nordisk, and accordingly, the Company is expected to recognize revenue through 2028.

The Company had $0.2 million of current deferred revenue and $7.6 million of noncurrent deferred revenue as of March 31, 2026, based on the period the services are expected to be performed and/or related costs to be incurred.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

12. Commitments and Contingencies

Leases

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11 year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized full amount of the $13.1 million tenant improvement allowance as of December 31, 2024. The lease has a remaining term of approximately 8 years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of March 31, 2026 were as follows (in thousands):

As of March 31, 2026
2026	$5,545
2027	7,557
2028	7,778
2029	8,007
2030	8,242
Thereafter	28,471
Total Future Minimum Leases Payments	65,600
Less: Interest	(22,715)
Present Value of Operating Lease Liabilities	$42,885

During the fourth quarter of 2025, the Company recorded a non-cash, long-lived asset impairment charge of $15.0 million related to its operating right-of-use asset. For additional information relating to the charge, see Note 3 in the audited consolidated financial statements included in the 2025 Form 10-K.

As of March 31, 2026, the weighted average remaining lease term was 8.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$1,423	$1,411
Variable lease costs	518	484
Short-term lease costs	199	273
Total lease costs	$2,140	$2,168

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

The Company was not subject to any material legal proceedings or claims as of March 31, 2026.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Effective in 2025, the Company makes an employer non-elective safe harbor contribution of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.1 million and $0.2 million of matching contributions to the 401(k) Plan during the three months ended March 31, 2026 and 2025, respectively.

14. Net Loss per Share

The 3,148,836 shares underlying the pre-funded warrants are included in the calculation of basic and diluted net loss per share as of March 31, 2026, as the exercise price of $0.001 per share is not substantive and the shares are issuable for little or no consideration. No pre-funded warrants were outstanding as of March 31, 2025. The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	1,784,567	1,704,178
Unvested restricted stock unit awards	506,174	—
Unvested performance stock unit awards	120,000	—
Outstanding warrant	8,049	8,049
Total	2,418,790	1,712,227

15. Segment Information

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of discovering, developing and commercializing therapies derived from or incorporating its RNA-editing technology. The Company's chief operating decision maker ("CODM") is the chief executive officer.

The CODM assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM allocates resources based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The accounting policies of the Company's single reportable segment are the same as those described in the summary of significant accounting policies. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations and comprehensive loss. Therefore, duplication of the Company’s consolidated statements of operations and comprehensive loss in this segment disclosure is not required.

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

The following is a summary of the activity for the November 2025 Workforce Reduction:

Employee separation costs
Balance at December 31, 2025	$1,893
Adjustments	41
Cash payments	(1,278)
Balance at March 31, 2026	$656

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a biopharmaceutical company leveraging a novel oligonucleotide promoted editing of RNA, or OPERA, platform to develop a new class of genetic medicines for rare and highly prevalent diseases. OPERA provides precise, tissue-directed delivery of oligonucleotides that modify the targeted native mRNA transcript to repair or form a de-novo protein with enhanced functionality. The platform combines a suite of capabilities consisting of sophisticated knowledge of transcription biology through ADAR proteins (Adenosine Deaminases Acting on RNA), machine learning optimization of oligonucleotides, linker chemistry expertise, along with use of a highly targeted tissue-specific delivery methodology. As such, the OPERA platform has enabled us to generate and advance a portfolio of differentiated programs that are designed to harness the body’s natural RNA editing process, providing precise yet transient single base edits to produce therapeutic proteins with augmented activity versus its endogenous counterpart. By editing RNA instead of DNA, we are expanding the reach of genetic medicines by delivering additional precision and tunability, which has the potential for increased specificity and improved long-term tolerability. Using an oligonucleotide-based approach, we expect to bring our medicines to patients by leveraging our proprietary OPERA platform with precedented delivery modalities, including N-acetylgalactosamine, or GalNAc, conjugated for delivery for subcutaneous administration, manufacturing know-how, and established regulatory pathways of approved oligonucleotide medicines. However, the scientific evidence to support the feasibility of developing our development candidates using our RNA editing technology is both preliminary and limited. Moreover, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies and limited clinical data has been generated to date.

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

We continue to make meaningful advancements across our programs, including KRRO-121 as a potential first-in-class treatment for hyperammonemia that has the potential to address substantial unmet need in patients with poor ammonia control, including those with urea cycle disorders, or UCD, and hepatic encephalopathy, or HE. KRRO-121 is a GalNAc-conjugated RNA editing oligonucleotide for the potential treatment of hyperammonemia in patients with UCDs of any mutational background as well as patients with HE. Utilizing our proprietary OPERA platform, KRRO-121 is designed to generate a stabilized, de novo glutamine synthetase, or GS, protein, a critical enzyme involved in ammonia clearance. This synthetic rescue approach is designed to augment ammonia clearance in hyperammonemia-driven diseases such as UCDs and HE. Our preclinical data support the potential for KRRO-121 to be a pan-UCD treatment that may control ammonia levels, along with the potential to enable diet liberalization, reduce dependence on nitrogen scavengers, and lower the risk of hyperammonemic crises. KRRO-121 also has the potential to enhance ammonia control in HE patients, which may reduce the risk of recurrent HE episodes. KRRO-121 may offer infrequent subcutaneous dosing, which, if confirmed in clinical studies, could offer significant improvement over current treatments that require multiple daily doses. KRRO-121 has the potential to be a differentiated, first-in-class, disease-modifying therapy for both UCD and HE. We anticipate a regulatory filing to enable commencement of a first-in-human trial in the second half of 2026.

We are also advancing early-stage research and development programs highlighted by a GalNac-conjugated oligonucleotide for AATD. We are on track to announce our AATD development candidate in second quarter of 2026 and plan to nominate a development candidate for a third GalNAc-conjugated program in the second half of 2026.

Since inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, securing related intellectual property, and conducting research and development activities for our potential programs and development candidates. Since inception, we have funded our operations primarily through the private placement of our equity securities. To date, we have raised approximately $501.0 million of aggregate gross proceeds from sales of our equity securities.

We have incurred significant operating losses since inception. Our net losses were $19.6 million and $23.4 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $403.5 million as of March 31, 2026. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance development candidates through clinical development, and seek regulatory approvals for our development candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Recent Developments

At-the-Market Offering Program

In January 2026, we issued 501,861 shares of common stock under our December 2024 at-the-market sales agreement for gross proceeds of $5.1 million, before deducting offering expenses of approximately $0.1 million.

March 2026 Private Placement

On March 9, 2026, we entered into a subscription agreement with certain new and existing accredited investors to issue and sell in a private placement, or a PIPE, (i) an aggregate of 4,501,928 shares of our common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of our common stock (at an exercise price of $0.001 per share) at a purchase price of $11.109 per pre-funded warrant. The PIPE, which closed March 10, 2026, resulted in gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million. No pre-funded warrants have been exercised as of March 31, 2026.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the three months ended March 31, 2026 and 2025, we recognized $0.0 million and $2.6 million of collaboration revenue, respectively, which is related to our research collaboration and license agreement with Novo Nordisk. In November 2025, we agreed to a 12-month pause on such collaboration with Novo Nordisk, accordingly, we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

For additional information about our revenue recognition policy and our collaboration and license agreement with Novo Nordisk, which is now paused, see Note 11 in the condensed consolidated financial statements included in this Quarterly Report.

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

The successful development of our development candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our development candidates, conduct discovery and research activities for our preclinical programs, and expand our pipeline. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our development candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which development candidates to pursue and how much funding to direct to each development candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each development candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing development candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our development candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these development candidates. We may never succeed in achieving regulatory approval for any of our development candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some development candidates or focus on other development candidates. For example, if the Food and Drug Administration, or FDA, European Medicines Agency, or EMA, the Human Research Ethics Committee, or HREC, Therapeutic Goods Administration, or TGA, the Health and Disability Ethics Committees, or HDEC, or another regulatory authority were to delay the planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any planned clinical trial, we could be required to expend significant additional financial resources and time on the completion of clinical development of that development candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Collaboration revenue	$—	$2,550	$(2,550)
Operating expenses:
Research and development	12,951	19,739	(6,788)
General and administrative	7,485	7,831	(346)
Total operating expenses	20,436	27,570	(7,134)
Loss from operations	(20,436)	(25,020)	4,584
Other income, net
Other income, net	906	1,633	(727)
Total other income, net	906	1,633	(727)
Loss before provision for income taxes	(19,530)	(23,387)	3,857
Provision for income taxes	(95)	—	(95)
Net loss	$(19,625)	$(23,387)	$3,762

Collaboration Revenue

During the three months ended March 31, 2026 and 2025, we recognized $0.0 million and $2.6 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. In November 2025, we agreed to a 12-month pause on our collaboration with Novo Nordisk. Accordingly, we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$753	$6,122	$(5,369)
KRRO-121 (UCD) external expenses	3,838	572	3,266
Unallocated research and development expenses
Other research and pre-development candidate expenses	2,437	3,778	(1,341)
Personnel expenses	3,988	6,440	(2,452)
Facilities expenses	1,935	2,827	(892)
Total research and development expenses	$12,951	$19,739	$(6,788)

Research and development expenses were $12.9 million for the three months ended March 31, 2026, compared to $19.7 million for the three months ended March 31, 2025. The decrease was primarily due to the following:

•
a $5.4 million decrease in KRRO-110 external expenses primarily due to the termination of the Phase 1/2a REWRITE clinical trial during the first quarter of 2026; and
•
a $2.5 million decrease in personnel-related expenses, primarily due to a decrease in headcount resulting from the May and November 2025 workforce reductions; and
•
a $1.3 million decrease in other research and pre-development candidate expenses; and
•
a $0.9 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $3.3 million increase in KRRO-121 external expenses, primarily due to an increase in preclinical and manufacturing costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Personnel-related expenses	$4,212	$4,042	$170
Professional services	1,874	1,924	(50)
Facilities expenses	719	918	(199)
Other	680	947	(267)
Total general and administrative expenses	$7,485	$7,831	$(346)

General and administrative expenses were $7.5 million for the three months ended March 31, 2026, compared to $7.8 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in facilities expenses and information technology expenses, partially offset by an increase in personnel expenses mainly due to increased stock-based compensation costs.

Other Income, Net

Total other income, net was $0.9 million for the three months ended March 31, 2026, compared to $1.6 million for the three months ended March 31, 2025. The decrease of $0.7 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance during the quarter prior to the March 2026 PIPE.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $501.0 million of aggregate gross proceeds from sales of our equity securities. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $157.1 million.

Since inception, we have incurred significant operating losses and, as of March 31, 2026, had an accumulated deficit of $403.5 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Cowen Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity, or ATM, offerings. In January 2026, we issued 501,861 shares of common stock under the ATM offering program for gross proceeds of $5.1 million, before deducting offering expenses of approximately $0.1 million.

In March 2026, we closed a PIPE selling (i) an aggregate of 4,501,928 shares of our common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of our common stock (at an exercise price of $0.001 per share) at a purchase price of $11.109 per pre-funded warrant, which resulted in gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $157.1 million. We expect that our cash, cash equivalents and marketable securities outstanding as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for KRRO-121, a GalNAc-conjugated candidate for AATD, and other development candidates we may develop;
•
the cost of continuing to build our OPERA platform and discover additional novel genetic medicines;
•
the extent to which we partner our programs, acquires or in-licenses other lead candidates, development candidates and technologies or enters into additional collaborations;
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

Cash Flows

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(16,074)	$(24,452)
Net cash (used in) provided by investing activities	(32,240)	32,781
Net cash provided by financing activities	88,212	172
Effect of foreign exchange rate changes	(25)	—
Net increase in cash, cash equivalents and restricted cash	$39,873	$8,501

Cash Used in Operating Activities

Net cash used in operating activities was $16.1 million for the three months ended March 31, 2026, primarily resulted from our net loss of $19.6 million, which was primarily attributable to our research and development activities and our general and administrative expenses, offset by changes in our operating assets and liabilities of $0.2 million and $3.3 million of non-cash items.

Net cash used in operating activities was $24.5 million for the three months ended March 31, 2025, primarily resulted from our net loss of $23.4 million, which was primarily attributable to our research and development activities and our general and administrative expenses, along with changes in our operating assets and liabilities of $3.9 million, offset by $2.8 million of non-cash items.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $32.2 million for the three months ended March 31, 2026 and consisted primarily of the purchase of marketable securities and the purchase of property and equipment, offset by proceeds from maturities of marketable securities.

Net cash provided by investing activities was $32.8 million for the three months ended March 31, 2025 and consisted primarily of the proceeds from maturities of marketable securities, offset by and the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $88.2 million for the three months ended March 31, 2026 and consisted of net proceeds from the March 2026 PIPE, sales of shares under our ATM program, and exercises of stock options.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025 and consisted primarily of proceeds from exercises of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimate in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. See the 2025 10-K for more information about our critical accounting policies as well as a description of our other significant accounting policies.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2025 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $157.1 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Since inception, we have incurred significant operating losses. Our net loss was $19.6 million and $23.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $403.5 million. We have financed our operations primarily through private placements of our convertible preferred stock and common stock, and sales under our ATM offering program. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations, and recently, a $30.9 million impairment charge in the fourth quarter of 2025 related to our operating lease right-of-use asset and fixed assets. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress our development candidates, including KRRO-121, through clinical development;
•
continue current research programs and preclinical and clinical development of any lead candidates or development candidates we may identify;
•
seek to identify additional research programs and lead candidates, and nominate development candidates;
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

In November 2025, we announced that we did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD (which we subsequently terminated), and our other programs are in early stages of development. In addition, we undertook workforce reductions in May 2025 and November 2025, and in the fourth quarter of 2025, as a result of identified indicators of impairment for our long-lived assets, primarily including our operating lease right-of-use, or ROU, asset, and property and equipment, we recognized a non-cash, long-lived asset impairment charge of $30.9 million. Because of the numerous risks and uncertainties associated with developing lead candidates and development candidates, and the risks associated with conducting preclinical studies and clinical trials, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment. Further, we may not even experience the expected benefits of our May 2025 and November 2025 workforce reductions or our decision to discontinue clinical development of KRRO-110. Further, the long-lived asset impairment charges recognized may affect how investors, analysts, and counterparties assess our financial position and prospects, potentially making it more difficult or expensive to raise capital or enter into collaborations on favorable terms.

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

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, our lead candidates and development candidates. Because we have limited financial and managerial resources, we have prioritized our research programs and oligonucleotide optimization efforts in specific indications among many potential options. Specifically, our initial development programs target liver and central nervous systems indications, amongst others. As a result of this prioritization, we may forego or delay pursuit of opportunities with other lead candidates or development candidates or for other indications that later prove to have greater clinical or commercial potential and we may need to reprioritize our focus in the future. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, KRRO-110, which used an LNP delivery system, did not reach projected levels of protein in patients in our now terminated Phase 1/2a REWRITE clinical trial for AATD and we have since transitioned to a GalNAc-conjugated delivery system for our AATD program. Our spending on current and future research and development programs, lead candidates, and development candidates for specific indications may not yield any commercially viable products.

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

As of March 31, 2026, our cash, cash equivalents and marketable securities were $157.1 million, excluding restricted cash, or $160.5 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2028. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any development candidates. We cannot be certain that additional funding will be available on acceptable terms or at all. Although we have an effective shelf registration statement and an at-the-market offering program, we have not sold any shares under the program and we have no committed source of additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any development candidates or other research and development initiatives. We could be required to seek collaborators for potential lead candidates earlier than we would otherwise plan or on terms that are less favorable than might otherwise be available. We could also be required to relinquish or license our rights to lead candidates on unfavorable terms in certain markets where we otherwise would seek to pursue development or commercialization ourselves.

We did not reach projected levels of protein in patients in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have transitioned to GalNAc-conjugated delivery for our AATD program, and may experience delays in developing a potential treatment for AATD. We have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have from our earlier preclinical studies may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing development candidates using our proprietary RNA editing technology is both preliminary and limited. We dosed very few participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Although we observed functional protein in AATD patients following a single administration of KRRO-110, we did not reach projected levels of protein in patients as of the data cut off date. We have not completed any clinical trials for any of our proposed delivery methods or RNA editing approaches, and we have transitioned from LNP to GalNAc-conjugated delivery for our AATD program. Accordingly, we may experience delays in developing a potential treatment for AATD. In the future, we may use other delivery modalities to deliver our other lead candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they were not clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other lead candidates. Similarly, while GalNAc-conjugated delivery has been validated in multiple FDA-approved oligonucleotide therapeutics, there are no FDA-approved GalNAc-conjugated RNA editing oligonucleotide therapeutics. Both of our most advanced programs, KRRO-121 and our AATD program, utilize GalNAc-conjugated delivery. If GalNAc-conjugated delivery fails to effectively deliver our RNA editing oligonucleotides, multiple programs in our pipeline could be adversely affected.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize development candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We currently only have one nominated development candidate in our pipeline, KRRO-121, as we terminated further development of KRRO-110 after it failed to reach projected levels of protein in our first in-human clinical trial. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of any candidates we successfully develop. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

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

We are very early in our development of development candidates and have focused our efforts to date primarily on platform development, discovery, research, and preclinical development and had only dosed a small number of participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Our development candidate, KRRO-121, is advancing toward a regulatory filing anticipated in the second half of 2026. All of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our development candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

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

The pharmaceutical industry is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target, including UCD, HE, and AATD. Many of our competitors have:

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of development candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any development candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For a more complete discussion of healthcare reform and regulatory developments that may affect our business, see Item 1, “Business—Government Regulation—Healthcare Reform Measures” in the 2025 10-K.

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

The FDA and comparable foreign regulatory authorities offer certain designations for development candidates that are designed to encourage the research and development of development candidates that are intended to address conditions with significant unmet medical need. These designations include fast track, or breakthrough therapy, among others, and may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for any development candidates. See Item 1 “Business—Government Regulation—Expedited Development and Review Programs for Drugs” in the 2025 10-K for more information regarding these designations. While such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our development candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, in the European Union, we may seek to participate in The PRIority MEdicines, or PRIME, scheme for our development candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. There is no guarantee, however, that our development candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. For more information regarding PRIME and the EU regulatory framework, see Item 1 “Business—Government Regulation—Regulation Outside of the United States” in the 2025 10-K.

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

Prior to commercialization, any of our development candidates must be approved by the FDA pursuant to a new drug application, or NDA, in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the development candidates involved. Failure to obtain marketing approval for a development candidate will prevent us from commercializing the development candidate. We have not received approval to market any of our development candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired.

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

Any delay or failure in obtaining required approvals could adversely affect our ability to generate revenues from the particular development candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as a condition of approval, which may impose further requirements or restrictions on the distribution or safe use of an approved drug, such as limiting prescribing rights to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients as specially defined by the indication statement or who meet certain safe-use criteria, and requiring treated patients to enroll in a registry, among other requirements. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Any development candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our development candidates, when and if any of them are approved.

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

Because our development candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our development candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing. For more information, see Item 1 “Business – Government Regulation – Pharmaceutical Coverage and Reimbursement” in the 2025 10-K.

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

Under the Orphan Drug Act, the FDA may designate a development candidate as an orphan drug if it is a drug intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan development candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for another development candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

The FDA’s standards for granting orphan drug exclusivity in the gene therapy context are unclear and evolving. In order for the FDA to grant orphan drug exclusivity to one of our development candidates, the agency must find that the development candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the development candidate available for the disease or condition will be recovered from sales of the product in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a development candidate, that exclusivity may not effectively protect the development candidate from competition because different development candidates can be approved for the same approved use or condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same development candidates for the same approved use or condition if the FDA concludes that the later development candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

We are currently, and may in the future be, subject to extensive federal, state, local, and comparable foreign healthcare laws and regulations, including those relating to fraud and abuse, anti-kickback restrictions, false claims, transparency and reporting, patient privacy and data protection, and anti-bribery and related requirements, which may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, develop, market, sell, and distribute our products for which we obtain marketing approval. The scope and enforcement of these laws is uncertain, subject to rapid change, and dependent on evolving government and industry interpretations, and authorities have increased scrutiny of interactions between healthcare companies and healthcare providers and third-party payors. If our operations are found to be in violation of applicable requirements, we may be subject to penalties and other sanctions, which may include civil or criminal penalties, criminal prosecution, monetary damages, disgorgement, contractual damages, reputational harm, curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (including Medicare and Medicaid), the imposition of a corporate integrity agreement, suspension or withdrawal of product approvals, restrictions or prohibitions on marketing, and other enforcement actions. Any investigation or enforcement action, even if ultimately resolved favorably, could cause us to incur significant legal and compliance expenses, divert management attention, and adversely affect our business, financial condition, results of operations, and prospects. We intend to develop and implement a comprehensive corporate compliance program prior to commercialization; however, compliance programs can mitigate but cannot eliminate the risk of noncompliance and related enforcement. For more information, see Item 1, “Business—Governmental Regulation—Other Healthcare Laws” in the 2025 10-K.

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

Like other companies in our industry, we and our third party vendors, have experienced, or may experience, threats and cybersecurity incidents relating to our and our third-party vendors’ information systems and infrastructure. Although we devote resources to protect our information systems, there can be no assurance that our efforts will prevent cybersecurity incidents or data breaches that could result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. For additional information on our cybersecurity obligations as well as our cybersecurity program, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity” and Item 1C “Cybersecurity” in the 2025 10-K.

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

If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our development candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our development candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that development candidate and our business prospects could decline.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. For additional information on these regimes, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity” in the 2025 10-K. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

In September 2024 we entered into a collaboration agreement with Novo Nordisk and in the future, we may decide to collaborate with non-profit organizations, universities, pharmaceutical and other biotechnology companies for the development and potential commercialization of existing and new development candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject development candidate, the costs and complexities of manufacturing and delivering such development candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative development candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its development candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The success of any potential collaboration arrangements, including our collaboration agreement with Novo Nordisk, which as of November 2025 is on pause, will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, in November 2025, we agreed on a 12-month hold under our collaboration agreement with Novo Nordisk. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable development candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We rely on third parties in the supply and manufacture of our lead candidates and development candidates for our research, preclinical and clinical activities, and may do the same for commercial supplies of our lead candidates or development candidates.

We have not yet manufactured our development candidates on a commercial scale, and may not be able to do so for any of our development candidates. We currently rely on third parties in the supply and manufacture of materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future, including if we received regulatory approval for any development candidate. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our development candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our development candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our development candidates.

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and they must be acceptable to the FDA or approved by foreign regulatory authorities. Suppliers and manufacturers, including us, must meet applicable manufacturing requirements, including compliance with cGMP regulations, and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards. In the event that any of our suppliers or manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, some of which may be out of their or our control, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to increase the manufacturing of the materials ourself, for which we currently have limited capabilities and resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. Any interruption of the development or operation of the manufacturing of our development candidates, such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility resulting from natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available lead candidates and development candidates or materials. In some cases, the technical skills or technology required to manufacture our lead candidates and development candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our lead candidates and development candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop lead candidates and development candidates in a timely manner or within budget.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. Although we implemented workforce reductions in May 2025 and in November 2025, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Our recent workforce reductions could impede future recruiting and hiring efforts. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our lead candidates, development candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our development candidates and implement our business plan will be limited.

We expect to need to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our future growth, which could disrupt our operations.

As of March 31, 2026, we had 49 full-time employees, including 37 who hold Ph.D. degrees or other advanced degrees; 33 employees are engaged in research and development and 16 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining and in November 2025, we announced a further workforce reduction to extend our cash runway. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any development candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Competitors may infringe the patents for which we have applied. To counter infringement or unauthorized use, we may be required to initiate legal proceedings to enforce our patent rights, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our development candidates, the defendant could counterclaim that the patent covering our product or development candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of written disclosure, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome of patent litigation is often unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Further, a court or administrative body could construe certain patent claims narrowly or refuse to prevent the other party from using the technology at issue on the ground that our patents do not cover the technology.

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
•
substantial damages for infringement, which we may have to pay if a court decides that the development candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;

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

If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our lead candidates or development candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our development candidate unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize the development candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our development candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to it. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future development candidates.

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

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or development candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including Patent Term Extension, or PTE, and Patent Term Adjustment, or PTA, may be available, but the life of a patent, and the protection it affords, is limited. For more information regarding PTA and PTE, see Item 1 “Business—Intellectual Property” in the 2025 10-K. Even if patents covering our development candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new development candidates, patents protecting our development candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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
•
any development candidates we develop may be covered by third parties’ patents or other exclusive rights;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our development candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors informed us that they adopted contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019 )
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020)
10.1

Subscription Agreement dated March 9, 2026 by and among Korro Bio, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed on March 9, 2026)

10.2

Registration Rights Agreement dated March 9, 2026 by and among Korro Bio, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 the registrant’s Current Report on Form 8-K filed on March 9, 2026)

10.3	Form of Pre-Funded Warrant issued March 10, 2026 (incorporated by reference to Exhibit 4.1 the registrant’s Current Report on Form 8-K filed on March 9, 2026)
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Korro Bio, Inc.

Date: May 7, 2026	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer and Interim Principal Financial Officer