Form 10-Q
period 2026-06-30
Korro Bio, Inc.
filed 2026-08-06
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 14,725,646 shares of common stock, $0.001 par value per share, outstanding.

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “our” and “us” refer, collectively, to Korro Bio, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy Korro) after completion of our November 2023 business combination. The term “Legacy Korro” refers to privately held Korro Bio Ops, Inc. (formerly known as Korro Bio, Inc.), which we acquired in the November 2023 business combination.

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

In this Quarterly Report on Form 10-Q, when we refer to our leads or lead candidates, we are referring to our RNA-editing oligonucleotides, or REOs, that we are researching for potential nomination as a development candidate. When we refer to our development candidates, we generally mean an REO that we have nominated for clinical development.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, express or implied statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, express or implied statements about:

•
the timing, progress, results, and cost of our KRRO-121 and KRRO-111 development programs, including regulatory filings and clinical development plans;
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
•
our collaboration arrangement with Novo Nordisk A/S, or Novo Nordisk, including effects of the November 2025 pause, and any future collaboration or licensing arrangements;
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
•
If preclinical studies or clinical trials of any lead candidates or development candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results (such as we experienced in the Phase 1/2a REWRITE clinical trial of KRRO-110 for alpha-1 antitrypsin deficiency, or AATD), we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such development candidates.
•
We may not realize the anticipated benefits of our organizational streamlining and workforce reductions.
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
•
Because we are developing REOs, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.
•
If we are not able to obtain or protect intellectual property rights related to any of our lead candidates or development candidates, development and commercialization of our REO leads or development candidates may be adversely affected.
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
•
Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control, including geopolitical events, such as ongoing U.S. and Israeli military action in Iran, and effects thereof.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$24,905	$21,824
Short-term marketable securities	90,131	53,332
Accounts receivable	—	969
Prepaid expenses and other current assets	5,595	6,247
Total current assets	120,631	82,372
Property and equipment, net	7,477	8,164
Operating lease right-of-use assets	7,574	8,058
Restricted cash, net of current portion	2,409	2,409
Long-term marketable securities	22,885	10,031
Other non-current assets	2,470	2,472
Total assets	$163,446	$113,506
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,603	$1,651
Accrued expenses and other current liabilities	5,065	7,614
Operating lease liabilities, current portion	2,935	2,672
Deferred revenue, current portion	1,025	—
Total current liabilities	12,628	11,937
Operating lease liabilities, net of current portion	39,278	40,814
Deferred revenue, net of current portion	6,810	7,835
Other non-current liabilities	1,504	1,481
Total liabilities	60,220	62,067
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 14,705,646 shares and 9,417,295 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	9
Additional paid-in capital	525,788	435,064
Accumulated other comprehensive (loss) income	(189)	212
Accumulated deficit	(422,387)	(383,846)
Total stockholders’ equity	103,226	51,439
Total liabilities and stockholders' equity	$163,446	$113,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$—	$1,460	$—	$4,010
Operating expenses:
Research and development	13,588	20,135	26,539	39,874
General and administrative	6,522	7,294	14,007	15,125
Restructuring charge	—	1,233	—	1,233
Total operating expenses	20,110	28,662	40,546	56,232
Loss from operations	(20,110)	(27,202)	(40,546)	(52,222)
Other income:
Other income, net	1,302	1,433	2,208	3,066
Total other income, net	1,302	1,433	2,208	3,066
Loss before provision for income taxes	(18,808)	(25,769)	(38,338)	(49,156)
Provision for income taxes	(108)	(1)	(203)	(1)
Net loss	$(18,916)	$(25,770)	$(38,541)	$(49,157)
Other comprehensive income:
Unrealized loss on available-for-sale marketable securities	(203)	(74)	(427)	(77)
Foreign currency translation adjustments, net	9	(13)	26	(14)
Comprehensive loss	$(19,110)	$(25,857)	$(38,942)	$(49,248)
Net loss per share, basic and diluted	$(1.07)	$(2.74)	$(2.64)	$(5.24)
Weighted-average shares used in computing net loss per share, basic and diluted	17,618,441	9,390,542	14,625,208	9,386,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	9,417,295	$9	$435,064	$212	$(383,846)	$51,439
Exercises of stock options	1,487	—	17	—	—	17
Stock-based compensation expense	—	—	2,731	—	—	2,731
Issuance of common stock in connection with the at-the-market program, net of offering costs	501,861	—	5,020	—	—	5,020
Issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	4,501,928	5	80,253	—	—	80,258
Other comprehensive loss	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(19,625)	(19,625)
Balance at March 31, 2026	14,422,571	$14	$523,085	$5	$(403,471)	$119,633
Stock-based compensation expense	—	—	2,703	—	—	2,703
Vesting of restricted stock units	233,075	—	—	—	—	—
Vesting of performance stock units	50,000	—	—	—	—	—
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(18,916)	(18,916)
Balance at June 30, 2026	14,705,646	$14	$525,788	$(189)	$(422,387)	$103,226

Balance at December 31, 2024	9,377,259	$9	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	172	—	—	172
Stock-based compensation expense	—	—	1,761	—	—	1,761
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	$428,657	$264	$(289,973)	$138,957
Exercises of stock options	1,940	—	5	—	—	5
Stock-based compensation expense	—	—	1,998	—	—	1,998
Other comprehensive loss	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(25,770)	(25,770)
Balance at June 30, 2025	9,390,842	$9	$430,660	$177	$(315,743)	$115,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(38,541)	$(49,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	484	326
Stock-based compensation expense	5,434	3,759
Depreciation expense	745	2,452
Net amortization of premiums and discounts on marketable securities	3	(420)
Loss on disposal of property and equipment	—	81
Changes in operating assets and liabilities:
Accounts receivable	969	607
Prepaid expenses and other current assets	(345)	(445)
Accounts payable	1,952	1,194
Accrued expenses and other current liabilities	(2,523)	(508)
Deferred revenue	—	(997)
Operating lease liabilities	(1,273)	(133)
Other non-current assets	28	(439)
Net cash used in operating activities	(33,067)	(43,680)
Investing Activities:
Purchases of marketable securities	(75,083)	(11,161)
Proceeds from maturities of marketable securities	25,000	32,901
Purchases of property and equipment	(58)	(259)
Net cash (used in) provided by investing activities	(50,141)	21,481
Financing Activities:
Proceeds from the issuance of common stock in connection with the at-the-market program, net of offering costs	5,020	—
Proceeds from the issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	80,258	—
Proceeds from exercises of stock options	17	177
Net cash provided by financing activities	85,295	177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,084	(22,031)
Cash, cash equivalents and restricted cash, beginning of period	25,230	59,049
Cash, cash equivalents and restricted cash, end of period	$27,314	$37,018
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$7
Supplemental cash flow information:
Cash paid for income taxes	$108	$1
Cash paid for operating lease liabilities	$3,602	$2,761

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

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2026 of $137.9 million will enable the Company to fund its planned operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $422.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s development candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology, lead candidates and development candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ended December 31, 2026, or any other interim periods, or any future year or period.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$18,208	$18,208	$—	$—
Marketable securities
U.S. treasury bills	4,937	—	4,937	—
U.S. government agency securities	108,079	—	108,079	—
MS APA asset	1,504	—	—	1,504
Total financial assets	$132,728	$18,208	$113,016	$1,504

Financial liabilities
CVR liability	$1,504	$—	$—	$1,504
Total financial liabilities	$1,504	$—	$—	$1,504

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,377	$21,377	$—	$—
Marketable securities
U.S. government agency securities	63,363	—	63,363	—
MS APA asset	1,481	—	—	1,481
Total financial assets	$86,221	$21,377	$63,363	$1,481

Financial liabilities
CVR liability	$1,481	$—	$—	$1,481
Total financial liabilities	$1,481	$—	$—	$1,481

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the six months ended June 30, 2026, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million. For the year ended December 31, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended June 30, 2026 or during the year ended December 31, 2025.

4. Marketable Securities

Marketable securities were comprised as follows as of June 30, 2026 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury bills	Within 1 year	$4,941	$—	$(4)	$4,937
U.S. government agency securities	Within 1 year	85,304	5	(115)	85,194
U.S. government agency securities	Between 1 to 2 years	23,040	—	(155)	22,885
Total		$113,285	$5	$(274)	$113,016

Marketable securities were comprised as follows as of December 31, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$53,220	$112	$—	$53,332
U.S. government agency securities	Between 1 to 2 years	9,985	46	—	10,031
Total		$63,205	$158	$—	$63,363

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of June 30, 2026. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of June 30, 2026. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of June 30, 2026, the Company maintained current restricted cash of $0.0 million and non-current restricted cash of $2.4 million. As of December 31, 2025, the Company maintained current restricted cash of $1.0 million and non-current restricted cash of $2.4 million. The current restricted cash of $1.0 million as of December 31, 2025 is included under the caption “prepaid expenses and other current assets” in the Company's condensed consolidated balance sheet. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company's facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$24,905	$21,824
Restricted cash	2,409	3,406
Cash, cash equivalents and restricted cash	$27,314	$25,230

6. Property and Equipment, Net

Property and equipment, net, as of June 30, 2026 and December 31, 2025 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	June 30, 2026	December 31, 2025
Laboratory equipment	5	$8,358	$8,312
Furniture and office equipment	4	651	651
Computer equipment	3	89	89
Leasehold improvements	Shorter of useful life or remaining lease term	9,681	9,681
Total property and equipment, gross		18,779	18,733
Less: accumulated depreciation		(11,302)	(10,569)
Total property and equipment, net		$7,477	$8,164

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.4 million and $1.2 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $0.7 million and $2.5 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 were comprised as follows (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$1,805	$1,846
External research and development services	2,656	3,236
Severance	150	2,196
Professional fees	349	266
Other operating expenses	105	70
Total accrued expenses and other current liabilities	$5,065	$7,614

8. Common Stock

As of June 30, 2026, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2026, no dividends had been declared.

As of June 30, 2026 and December 31, 2025, the Company had reserved for future issuance the following number of shares of common stock:

	June 30, 2026	December 31, 2025
Exercises of outstanding stock options	1,874,041	1,647,077
Exercise of outstanding warrant	8,049	8,049
Exercise of pre-funded warrants	3,148,836	—
Vesting of restricted stock unit awards	270,611	506,981
Vesting of performance stock unit awards	70,000	—
Future issuances under 2023 Stock Incentive Plan	292,694	142,985
Future issuances under 2023 ESPP Plan	345,671	262,440
Future issuances under 2026 Inducement Plan	76,000	—
Total reserved for future issuance	6,085,902	2,567,532

March 2026 Private Placement

On March 9, 2026, the Company entered into a subscription agreement with certain new and existing accredited investors to sell and issue in a private placement ("PIPE"): (i) an aggregate of 4,501,928 shares of its common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of its common stock at a purchase price of $11.109 per pre-funded warrant. The closing of the PIPE occurred on March 10, 2026 raising aggregate gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million. The pre-funded warrants have an exercise price of $0.001 per share. No pre-funded warrants have been exercised as of June 30, 2026.

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

9. Preferred Stock

As of June 30, 2026, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

10. Stock-based Compensation

In April 2026, the Company's Board of Directors adopted the Korro Bio, Inc. 2026 Inducement Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual's entering into employment with the Company and in accordance with the requirements of Nasdaq Listing Rule 5635(c)(4). A total of 100,000 shares of common stock were reserved for issuance under the Inducement Plan.

The Company also grants stock-based awards under its 2023 Stock Option and Incentive Plan (the "2023 Plan"), which was approved by the Company’s stockholders in November 2023. The Company also has outstanding stock option awards under the Korro Bio Ops, Inc. 2019 Plan (the "Legacy Korro 2019 Plan"), the Frequency 2014 Stock Incentive Plan (the "2014 Plan"), and the Frequency 2019 Incentive Award Plan (the "Frequency 2019 Plan"), but is no longer granting awards under these plans. The Company also has the option to issue shares under the 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was approved by the Company’s stockholders in November 2023.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$916	$791	$1,715	$1,421
General and administrative	1,787	1,207	3,719	2,338
Total stock-based compensation expense	$2,703	$1,998	$5,434	$3,759

Stock Option Activity

The fair value of stock options granted during the six months ended June 30, 2026 and 2025 was calculated on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.0%	4.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	78.1%	73.6%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $8.62 and $19.42 per share, respectively.

The following table summarizes changes in stock option activity during the six months ended June 30, 2026 (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,647,077	$26.49	7.3	$—
Granted	426,062	$12.32
Exercised	(1,487)	$11.68
Forfeited	(124,939)	$29.65
Cancelled	(72,672)	$25.56
Outstanding as of June 30, 2026	1,874,041	$22.62	7.4	$754
Exercisable at June 30, 2026	979,116	$24.70	6.1	$389

Compensation cost of $2.7 million and $3.8 million related to the options was recognized during the six months ended June 30, 2026 and 2025, respectively. Compensation cost of $1.4 million and $2.0 million related to the options was recognized during the three months ended June 30, 2026 and 2025, respectively.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.0 million and $0.3 million, respectively.

As of June 30, 2026, there was unrecognized stock-based compensation expense related to unvested stock options of $11.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted Restricted Stock Units ("RSUs") to employees of the Company. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. Compensation expense for RSUs is recognized on a straight-line basis over the service period. Forfeitures are recorded in the period in which they occur.

The following table summarizes changes in RSU activity during the six months ended June 30, 2026 (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2025	506,981	$7.96
Issued	40,000	$13.05
Vested	(233,075)	$7.96
Forfeited	(43,295)	$7.96
Unvested restricted stock unit awards as of June 30, 2026	270,611	$8.71

Compensation cost of $2.0 million and $0.0 million related to the RSUs was recognized during the six months ended June 30, 2026 and 2025, respectively. Compensation cost of $1.0 million and $0.0 million related to the RSUs was recognized during the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was unrecognized stock-based compensation expense related to unvested RSUs of $2.0 million, which the Company expects to recognize over a weighted-average period of approximately 0.3 years.

Performance Stock Units

During the six months ended June 30, 2026, the Company granted Performance Stock Units ("PSUs") to an employee of the Company.

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

The following table summarizes changes in PSU activity during the six months ended June 30, 2026 (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested performance stock unit awards as of December 31, 2025	—	$—
Issued	120,000	$13.05
Vested	(50,000)	$13.05
Forfeited	—	$—
Unvested performance stock unit awards as of June 30, 2026	70,000	$13.05

Compensation cost of $0.7 million and $0.0 million related to the PSUs was recognized during the six months ended June 30, 2026 and 2025, respectively. Compensation cost of $0.2 million and $0.0 million related to the PSUs was recognized during the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was unrecognized stock-based compensation expense related to unvested PSUs of $0.9 million.

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

As of December 31, 2025, development milestones of $2.5 million had been achieved. The Company recorded $0.1 million and $1.8 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026 and 2025, respectively, related to the Genevant Agreement. The Company recorded $0.0 million and $0.1 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2026 and 2025, respectively, related to the Genevant Agreement.

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

As of June 30, 2026, the total transaction price was determined to be $40.0 million based on the $10.0 million upfront nonrefundable payment and $30.0 million of estimated research services for the first program target. During the six months ended June 30, 2026 and 2025, the Company recognized total collaboration revenue of $0.0 million and $4.0 million, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized total collaboration revenue of $0.0 million and $1.5 million, respectively. In November 2025, the Company agreed to a 12-month pause on such collaboration with Novo Nordisk, and accordingly, the Company is expected to recognize revenue through 2028.

The Company had $1.0 million of current deferred revenue and $6.8 million of non-current deferred revenue as of June 30, 2026, based on the period the services are expected to be performed and/or related costs to be incurred.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

12. Commitments and Contingencies

Leases

The Company is party to an operating lease for 50,453 square feet of office and laboratory space at 60 First Street, Cambridge, Massachusetts (the “60 First Street Lease”). In May 2023, the Company obtained control over the space and the Company recognized the operating lease right-of-use asset and the operating lease liability of $26.8 million on the commencement date of the lease. The total rental payments over the 11-year lease are expected to be $62.1 million, including rent credits and other lease incentives per the terms of the lease. Specifically, the 60 First Street Lease provides the Company with a tenant improvement allowance of $13.1 million. The Company utilized full amount of the $13.1 million tenant improvement allowance as of December 31, 2024. The lease has a remaining term of approximately eight years. The Company has an option to extend the lease for an additional period of five years with the rent during the option period being the then fair market rent.

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of June 30, 2026 were as follows (in thousands):

As of June 30, 2026
2026	$3,697
2027	7,557
2028	7,778
2029	8,007
2030	8,242
Thereafter	28,471
Total Future Minimum Leases Payments	63,752
Less: Interest	(21,539)
Present Value of Operating Lease Liabilities	$42,213

During the fourth quarter of 2025, the Company recorded a non-cash, long-lived asset impairment charge of $15.0 million related to its operating right-of-use asset. For additional information relating to the charge, see Note 3 in the audited consolidated financial statements included in the 2025 Form 10-K.

As of June 30, 2026, the weighted average remaining lease term was 7.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,391	$1,411	$2,814	$2,823
Variable lease costs	493	423	1,011	907
Short-term lease costs	199	237	398	510
Total lease costs	$2,083	$2,071	$4,223	$4,240

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

The Company was not subject to any material legal proceedings or claims as of June 30, 2026.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Effective in 2025, the Company makes an employer non-elective safe harbor contribution of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.2 million and $0.3 million of matching contributions to the 401(k) Plan during the six months ended June 30, 2026 and 2025, respectively.

14. Net Loss per Share

The 3,148,836 shares underlying the pre-funded warrants are included in the calculation of basic and diluted net loss per share as of June 30, 2026, as the exercise price of $0.001 per share is not substantive and the shares are issuable for little or no consideration. No pre-funded warrants were outstanding as of June 30, 2025. The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Outstanding stock options	1,874,041	1,782,231
Unvested restricted stock unit awards	270,611	—
Unvested performance stock unit awards	70,000	—
Outstanding warrant	8,049	8,049
Total	2,222,701	1,790,280

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

16. Restructuring

In May 2025, the Company implemented a strategic plan to streamline its operations, including a reduction in the Company’s workforce by approximately 20%. In November 2025, the Company implemented a strategic restructuring to extend cash runway, including a reduction in the Company’s workforce by approximately 34%.

During the three months ended June 30, 2025, the Company recorded a one-time restructuring charge of $1.2 million related to the May 2025 workforce reduction, including employee severance, benefits and related termination costs and are included under the caption “Restructuring charge” in the Company’s consolidated statement of operations and comprehensive loss. During the year ended December 31, 2025, all activities related to the May 2025 workforce reduction were completed. The remaining payments related to the November 2025 workforce reduction are expected to be paid by the third quarter of 2026. Restructuring cost accruals are included under the caption “Accrued expenses and other current liabilities” in the Company's condensed consolidated balance sheet.

The following is a summary of the activity for the November 2025 Workforce Reduction:

Employee separation costs
Balance at December 31, 2025	$1,893
Adjustments	29
Cash payments	(1,795)
Balance at June 30, 2026	$127

17. Subsequent Events

On August 5, 2026, the Company entered into an exchange agreement with entities affiliated with Venrock Healthcare Capital Partners ("Venrock"), pursuant to which (i) Venrock agreed to surrender an aggregate of 1,000,000 shares of the Company's common stock, par value $0.001 per share, for no consideration, to the Company, and (ii) the Company agreed to issue pre-funded warrants to purchase an aggregate of 1,000,000 shares of its common stock, with an exercise price of $0.001 per share and no expiration date. The pre-funded warrants are exercisable immediately and have terms substantially identical to the pre-funded warrants issued in the March 2026 PIPE described in Note 8.

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

Overview

We are a biopharmaceutical company leveraging a novel oligonucleotide promoted editing of RNA, or OPERA, platform to develop a new class of genetic medicines for rare and highly prevalent diseases. OPERA provides precise, tissue-directed delivery of RNA-editing oligonucleotides, or REOs, that modify the targeted native mRNA transcript to repair or form a de-novo protein with enhanced functionality. The platform combines a suite of capabilities consisting of sophisticated knowledge of transcription biology through ADAR proteins (Adenosine Deaminases Acting on RNA), machine learning optimization of REOs, linker chemistry expertise, along with use of a highly targeted tissue-specific delivery methodology. As such, the OPERA platform has enabled us to generate and advance a portfolio of differentiated programs that are designed to harness the body’s natural RNA editing process, providing precise yet transient single base edits to produce therapeutic proteins with augmented activity versus its endogenous counterpart. By editing RNA instead of DNA, we are expanding the reach of genetic medicines by delivering additional precision and tunability, which has the potential for increased specificity and improved long-term tolerability. Using an REO-based approach, we expect to bring our medicines to patients by leveraging our proprietary OPERA platform with precedented delivery modalities, including N-acetylgalactosamine, or GalNAc, conjugated for delivery for subcutaneous administration, manufacturing know-how, and established regulatory pathways of approved oligonucleotide medicines. However, the scientific evidence to support the feasibility of developing our development candidates using our RNA editing technology is both preliminary and limited. Moreover, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies and limited clinical data has been generated to date.

The versatility of RNA editing combined with our OPERA platform broadens the therapeutic target space significantly. The advent of large-scale genome sequencing has progressively revealed causal genetic variation underlying several human diseases, both rare and highly prevalent. Genetic mutations, including single nucleotide variants, or SNVs, implicated in disease have been found to be diverse in nature and can affect the function of genes and their associated downstream biochemical pathways. Data correlating DNA to RNA to disease phenotype have demonstrated that SNVs lead to a loss-of-function or a gain-of-function of the gene. In addition, the majority of SNVs implicated in complex diseases are due to modulation of gene function. By editing RNA to mimic an SNV, we believe we will be able to address unmet patient need by transiently modifying gene expression and the resultant protein function.

We continue to make meaningful advancements across our programs, including KRRO-121 as a potential first-in-class treatment for hyperammonemia that has the potential to address substantial unmet need in patients with poor ammonia control, including those with urea cycle disorders, or UCD, and hepatic encephalopathy, or HE. KRRO-121 is a GalNAc-conjugated REO for the potential treatment of hyperammonemia in patients with UCDs of any mutational background as well as patients with HE. Utilizing our proprietary OPERA platform, KRRO-121 is designed to obviate the need for a functional urea cycle and instead generate a stabilized, de novo glutamine synthetase, or GS, protein, a critical enzyme in an alternate pathway involved in ammonia clearance. This synthetic rescue approach is designed to augment ammonia clearance in hyperammonemia-driven diseases such as UCDs and HE. Our preclinical data support the potential for KRRO-121 to be a pan-UCD treatment that may control ammonia levels, along with the potential to enable diet liberalization, reduce dependence on nitrogen scavengers, and lower the risk of hyperammonemic crises. KRRO-121 also has the potential to enhance ammonia control in HE patients, which may reduce the risk of recurrent HE episodes. KRRO-121 may offer infrequent subcutaneous dosing, which, if confirmed in clinical studies, could offer significant improvement over current treatments that require multiple daily doses. KRRO-121 has the potential to be a differentiated, first-in-class, disease-modifying therapy for both UCD and HE. In August 2026, we announced the European Medicines Agency, or EMA, granted orphan drug designation for KRRO-121 for patients with UCDs. We remain on track to commence a first-in-human trial for KRRO-121 in the second half of 2026.

We are also advancing our other early-stage research and development programs. In May 2026, we announced KRRO-111, our development candidate for the potential treatment of AATD. KRRO-111 is a proprietary GalNAc-conjugated REO that is delivered subcutaneously to the liver cells, where it is engineered to co-opt the hepatocytes’ endogenous ADAR enzyme and repair a pathogenic SNV on alpha-1 antitrypsin, or AAT, mRNA to restore production of normal AAT protein. This therapeutic profile and titratable dosing position KRRO-111 as a potential best-in-class candidate. In preclinical studies, KRRO-111 demonstrated best-in-class RNA editing where over 90% of the AAT transcripts in the liver cells have been corrected, translating into approximately 90% M-AAT protein. In a repeat-dose study, KRRO-111 was administered to PiZZ mice with a loading phase followed by dosing once every two weeks. KRRO-111 demonstrated a reduction of non-inclusion Z-AAT by approximately 95% and a reduction in pre-existing aggregates by approximately 62% at day 28 with RNA editing in a mouse model of AATD. Pre-existing aggregates were progressively cleared, with inclusion-associated Z-AAT significantly reduced by approximately 62% at day 28, consistent with autophagic clearance of accumulated protein following successful editing. By simultaneously increasing circulating M-AAT protein and decreasing pathogenic Z-AAT aggregates in the lung, KRRO-111 has the potential to be the best-in-disease agent, improving both lung and liver manifestations of the disease. We also expect to nominate a development candidate for a third GalNAc-conjugated program in the second half of 2026.

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

We have incurred significant operating losses since inception. Our net losses were $38.5 million and $49.2 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $422.4 million as of June 30, 2026. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance development candidates through clinical development, and seek regulatory approvals for our development candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the six months ended June 30, 2026 and 2025, we recognized $0.0 million and $4.0 million of collaboration revenue, respectively, which is related to our research collaboration and license agreement with Novo Nordisk. In November 2025, we agreed to a 12-month pause on such collaboration with Novo Nordisk, accordingly, we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

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

Restructuring Charges

In May 2025, we announced a strategic plan to streamline our operations, including a workforce reduction of approximately 20%, and in November 2025 announced a further workforce reduction of approximately 34%. Restructuring charges consist primarily of severance and employee benefits costs incurred in relation to our reductions in force.

Other Income, Net

Other income, net primarily consists of interest income earned on money market fund accounts and marketable securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Collaboration revenue	$—	$1,460	$(1,460)	$—	$4,010	$(4,010)
Operating expenses:
Research and development	13,588	20,135	(6,547)	26,539	39,874	(13,335)
General and administrative	6,522	7,294	(772)	14,007	15,125	(1,118)
Restructuring charge	—	1,233	(1,233)	—	1,233	(1,233)
Total operating expenses	20,110	28,662	(8,552)	40,546	56,232	(15,686)
Loss from operations	(20,110)	(27,202)	7,092	(40,546)	(52,222)	11,676
Other income, net
Other income, net	1,302	1,433	(131)	2,208	3,066	(858)
Total other income, net	1,302	1,433	(131)	2,208	3,066	(858)
Loss before provision for income taxes	(18,808)	(25,769)	6,961	(38,338)	(49,156)	10,818
Provision for income taxes	(108)	(1)	(107)	(203)	(1)	(202)
Net loss	$(18,916)	$(25,770)	$6,854	$(38,541)	$(49,157)	$10,616

Collaboration Revenue

During the three months ended June 30, 2026 and 2025, we recognized $0.0 million and $1.5 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the six months ended June 30, 2026 and 2025, we recognized $0.0 million and $4.0 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. In November 2025, we agreed to a 12-month pause on our collaboration with Novo Nordisk. Accordingly, we do not expect to recognize any material collaboration revenue under such agreement during the 12-month hold period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$309	$6,435	$(6,126)	$1,062	$12,557	$(11,495)
KRRO-111 (AATD) external expenses	1,672	—	1,672	2,242	—	2,242
KRRO-121 (UCD) external expenses	3,530	1,912	1,618	7,368	2,484	4,884
Unallocated research and development expenses
Other research and pre-development candidate expenses	1,777	3,433	(1,656)	3,644	7,211	(3,567)
Personnel expenses	4,343	5,682	(1,339)	8,331	12,122	(3,791)
Facilities expenses	1,957	2,673	(716)	3,892	5,500	(1,608)
Total research and development expenses	$13,588	$20,135	$(6,547)	$26,539	$39,874	$(13,335)

Research and development expenses were $13.6 million for the three months ended June 30, 2026, compared to $20.1 million for the three months ended June 30, 2025. The decrease was primarily due to the following:

•
a $6.1 million decrease in KRRO-110 external expenses primarily due to the termination of the Phase 1/2a REWRITE clinical trial during the first quarter of 2026; and
•
a $1.7 million decrease in other research and pre-development candidate expenses primarily due to a decrease in lab supplies and consumables; and
•
a $1.3 million decrease in personnel-related expenses, primarily due to a decrease in headcount resulting from the May and November 2025 workforce reductions, partially offset by an increase in stock-based compensation costs; and
•
a $0.7 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $1.7 million increase in KRRO-111 external expenses, primarily due to an increase in preclinical and manufacturing costs; and
•
a $1.6 million increase in KRRO-121 external expenses, primarily due to an increase in preclinical and manufacturing costs.

Research and development expenses were $26.5 million for the six months ended June 30, 2026, compared to $39.9 million for the six months ended June 30, 2025. The decrease was primarily due to the following:

•
a $11.5 million decrease in KRRO-110 external expenses primarily due to the termination of the Phase 1/2a REWRITE clinical trial during the first quarter of 2026; and
•
a $3.8 million decrease in personnel-related expenses, primarily due to a decrease in headcount resulting from the May and November 2025 workforce reductions, partially offset by an increase in stock-based compensation costs; and
•
a $3.6 million decrease in other research and pre-development candidate expenses primarily due to a decrease in lab supplies and consumables; and
•
a $1.6 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $4.9 million increase in KRRO-121 external expenses, primarily due to an increase in preclinical and manufacturing costs; and
•
a $2.2 million increase in KRRO-111 external expenses, primarily due to an increase in preclinical and manufacturing costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Personnel-related expenses	$3,771	$3,671	$100	$7,983	$7,713	$270
Professional services	1,519	1,705	(186)	3,393	3,629	(236)
Facilities expenses	598	772	(174)	1,317	1,690	(373)
Other	634	1,146	(512)	1,314	2,093	(779)
Total general and administrative expenses	$6,522	$7,294	$(772)	$14,007	$15,125	$(1,118)

General and administrative expenses were $6.5 million for the three months ended June 30, 2026, compared to $7.3 million for the three months ended June 30, 2025. The decrease was primarily due to the following:

•
a $0.5 million decrease in other expenses, primarily due to a decrease in information technology expenses; and
•
a $0.2 million decrease in professional services; and
•
a $0.2 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $0.1 million increase in personnel expenses mainly due to increased stock-based compensation costs, partially offset by a decrease in headcount resulting from the May and November 2025 workforce reductions.

General and administrative expenses were $14.0 million for the six months ended June 30, 2026, compared to $15.1 million for the six months ended June 30, 2025. The decrease was primarily due to the following:

•
a $0.8 million decrease in other expenses, primarily due to a decrease in information technology expenses; and
•
a $0.4 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025; and
•
a $0.2 million decrease in professional services;
•
offset by a $0.3 million increase in personnel expenses mainly due to increased stock-based compensation costs, partially offset by a decrease in headcount resulting from the May and November 2025 workforce reductions.

Restructuring Charges

Restructuring charges for the three and six months ended June 30, 2025 consisted of $1.2 million of employee termination benefits related to our workforce reduction in May 2025. During the year ended December 31, 2025, all activities related to our May 2025 workforce reduction were completed. We did not incur any restructuring charges for the three and six months ended June 30, 2026.

Other Income, Net

Total other income, net was $1.3 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025. The decrease of $0.1 million was primarily due to fluctuations in foreign currency exchange rates.

Total other income, net was $2.2 million for the six months ended June 30, 2026, compared to $3.1 million for the six months ended June 30, 2025. The decrease of $0.9 million was primarily due to lower interest income generated from a lower cash, cash equivalent and marketable securities balance during the year prior to our $85.0 million March 2026 private placement, or the March 2026 PIPE, and fluctuations in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $501.0 million of aggregate gross proceeds from sales of our equity securities. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $137.9 million.

Since inception, we have incurred significant operating losses and, as of June 30, 2026, had an accumulated deficit of $422.4 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In December 2024, we entered into a sales agreement with TD Cowen Securities (USA) LLC, or TD Cowen, under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, in a series of one or more at-the-market equity, or ATM, offerings. In January 2026, we issued 501,861 shares of common stock under the ATM offering program for gross proceeds of $5.1 million.

In March 2026, we closed the March 2026 PIPE selling (i) an aggregate of 4,501,928 shares of our common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of our common stock (at an exercise price of $0.001 per share) at a purchase price of $11.109 per pre-funded warrant, which resulted in gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $137.9 million. We expect that our cash, cash equivalents and marketable securities outstanding as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing and clinical trials for KRRO-121, KRRO-111, and other development candidates we may develop;
•
the cost of continuing to build our OPERA platform and discover additional novel genetic medicines;
•
the extent to which we partner our programs, acquire or in-license other lead candidates, development candidates and technologies or enters into additional collaborations;
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

Cash Flows

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(33,067)	$(43,680)
Net cash (used in) provided by investing activities	(50,141)	21,481
Net cash provided by financing activities	85,295	177
Effect of foreign exchange rate changes	(3)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,084	$(22,031)

Cash Used in Operating Activities

Net cash used in operating activities was $33.1 million for the six months ended June 30, 2026, primarily resulted from our net loss of $38.5 million, which was primarily attributable to our research and development activities and our general and administrative expenses and changes in our operating assets and liabilities of $1.2 million, offset by $6.6 million of non-cash items.

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2025, primarily resulted from our net loss of $49.2 million, which was primarily attributable to our research and development activities and our general and administrative expenses and changes in our operating assets and liabilities of $0.7 million, offset by $6.2 million of non-cash items.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $50.1 million for the six months ended June 30, 2026 and consisted of the purchase of marketable securities and the purchase of property and equipment, offset by proceeds from maturities of marketable securities.

Net cash provided by investing activities was $21.5 million for the six months ended June 30, 2025 and consisted of the proceeds from maturities of marketable securities, offset by the purchase of marketable securities and the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $85.3 million for the six months ended June 30, 2026 and consisted of net proceeds from the March 2026 PIPE, sales of shares under our ATM program, and exercises of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $137.9 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Since inception, we have incurred significant operating losses. Our net loss was $38.5 million and $49.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $422.4 million. We have financed our operations primarily through private placements of our convertible preferred stock and common stock, and sales under our ATM offering program. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations, and recently, a $30.9 million impairment charge in the fourth quarter of 2025 related to our operating lease right-of-use asset and fixed assets. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress our development candidates, including KRRO-121 and KRRO-111, through clinical development;
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

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, our lead candidates and development candidates. Because we have limited financial and managerial resources, we have prioritized our research programs and REO optimization efforts in specific indications among many potential options. Specifically, our initial development programs target liver and central nervous systems indications, amongst others. As a result of this prioritization, we may forego or delay pursuit of opportunities with other lead candidates or development candidates or for other indications that later prove to have greater clinical or commercial potential and we may need to reprioritize our focus in the future. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, KRRO-110, which used an LNP delivery system, did not reach projected levels of protein in patients in our now terminated Phase 1/2a REWRITE clinical trial for AATD and we have since transitioned to a GalNAc-conjugated delivery system for our AATD program and are now developing KRRO-111, a GalNAc-conjugated REO for AATD. Our spending on current and future research and development programs, lead candidates, and development candidates for specific indications may not yield any commercially viable products.

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

As of June 30, 2026, our cash, cash equivalents and marketable securities were $137.9 million, excluding restricted cash, or $140.3 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2028. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

We did not reach projected levels of protein in patients in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD and have transitioned to KRRO-111, a GalNAc-conjugated delivery for our AATD program, and may experience delays in developing a potential treatment for AATD. We have not completed any clinical trials nor reported any clinical trial results for any of our proposed delivery methods or RNA editing approaches. Any favorable results we may have from our earlier preclinical studies may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing development candidates using our proprietary RNA editing technology is both preliminary and limited. We dosed very few participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Although we observed functional protein in AATD patients following a single administration of KRRO-110, we did not reach projected levels of protein in patients as of the data cut off date. We have not completed any clinical trials for any of our proposed delivery methods or RNA editing approaches, and we have transitioned from LNP to GalNAc-conjugated delivery for KRRO-111, our REO for our AATD program. Accordingly, we may experience delays in developing a potential treatment for AATD. In the future, we may use other delivery modalities to deliver our other lead candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they were not clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other lead candidates. Similarly, while GalNAc-conjugated delivery has been validated in multiple FDA-approved oligonucleotide therapeutics, there are no FDA-approved GalNAc-conjugated REO therapeutics. Both of our most advanced programs, KRRO-121 and KRRO-111, utilize GalNAc-conjugated delivery. If GalNAc-conjugated delivery fails to effectively deliver our REOs, multiple programs in our pipeline could be adversely affected.

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

We have concentrated a significant portion of our current resources and efforts on the advancement of KRRO-121, our lead development candidate for the treatment of hyperammonemia, including UCD and HE. KRRO-121 is in preclinical development and has not been tested in humans. KRRO-121 utilizes GalNAc-conjugated delivery and is designed to generate a stabilized, de novo variant of GS with enhanced ammonia clearance capacity. We anticipate submitting a regulatory filing to enable commencement of a first-in-human clinical trial in the second half of 2026. However, there can be no assurance that KRRO-121 will demonstrate safety or efficacy in humans, that our regulatory filing will be accepted, or that we will be able to initiate or complete clinical trials on our anticipated timeline. If KRRO-121 fails to demonstrate safety or efficacy, or if we experience significant delays in its regulatory filing or clinical development, our business, financial condition, results of operations and prospects would be materially and adversely affected. Following the termination of our REWRITE clinical program investigating KRRO-110 for AATD, we only recently nominated KRRO-111, our GalNac-conjugated REO for AATD and it is in early stages of clinical development. Our other programs, including our longevity and liver health program targeting AMPKγ1, and our ALS program targeting TDP-43, are in earlier stages of preclinical development and may not advance to clinical development on a timely basis, or at all.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize development candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We currently only have two nominated development candidates in our pipeline, KRRO-121, and more recently, KRRO-111, as we terminated further development of KRRO-110 after it failed to reach projected levels of protein in our first in-human clinical trial. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of any candidates we successfully develop. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

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

We are very early in our development of development candidates and have focused our efforts to date primarily on platform development, discovery, research, and preclinical development and had only dosed a small number of participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Our development candidate, KRRO-121, is advancing toward a regulatory filing anticipated in the second half of 2026 and we only recently nominated KRRO-111 as our GalNac-conjugated REO for AATD. All of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our development candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

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

Our development candidates are based upon new discoveries, technologies and therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not adopt a product intended to improve therapeutic results that is based on the technology employed by REOs. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our product, or to provide favorable reimbursement.

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

Risks Related to Regulatory, Legal, and Clinical Trials

Because we are developing REOs, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for any development candidates. Even though the FDA issued two draft guidance documents in December 2021 relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2024 final guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for REO therapies. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign regulatory agencies of any regulatory filings that we may submit. Moreover, the FDA or other foreign regulatory agencies may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our development candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the development candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any development candidate. Even if we obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain regulatory approval or be subject to additional post-marketing studies or other requirements to maintain such approval. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock could decline.

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

Like other companies in our industry, we and our third party vendors, have experienced, or may experience, threats and cybersecurity incidents relating to our and our third-party vendors’ information systems and infrastructure. While we have not experienced any material cybersecurity incident or data breach to date, if such an event were to occur, it could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans.

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

We have not yet manufactured our development candidates on a commercial scale, and may not be able to do so for any of our development candidates. We currently rely on third parties in the supply and manufacture of materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future, including if we received regulatory approval for any development candidate. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our development candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our development candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our REOs, which could severely impact the manufacturing of our development candidates.

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

As of June 30, 2026, we had 57 full-time employees, including 42 who hold Ph.D. degrees or other advanced degrees; 40 employees are engaged in research and development and 17 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining and in November 2025, we announced a further workforce reduction to extend our cash runway. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any development candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The future growth of our business may depend in part on our ability to in-license or otherwise acquire the rights to additional development candidates and technologies. There has been extensive patenting activity in the field of gene editing. Pharmaceutical companies, biotechnology companies and academic institutions are competing with us or are expected to compete with us in the field of gene editing technology and filing patent applications potentially relevant to our business. In order to market our development candidates, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary to develop or commercialize our development candidates or other key technologies. We may also require licenses from third parties for certain additional technologies, including technologies relating to RNA editing, such as guide RNA modification, or target sequences as well as delivery technologies for development candidates we may develop. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our development candidates or allow our competitors or other third parties the chance to access technology that is important to our business.

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

Our business may be impacted by macroeconomic conditions, including inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control, including geopolitical events, such as ongoing U.S. and Israeli military action in Iran, and effects thereof.

Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector (such as what occurred in 2023), changes in inflation, interest rates and overall economic conditions and uncertainties

(including as a result of announced tariffs or other policy changes by the current U.S. administration). Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. Moreover, significant political, trade, regulatory developments, and other circumstances beyond our control, such as geopolitical events, like the ongoing U.S. and Israeli military action in Iran and effects thereof, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, amended or terminated contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): On May 28, 2026, Loïc Vincent, our Chief Scientific Officer, terminated a Rule 10b5-1 plan providing for the potential sale of up to 7,292 shares of our common stock issuable upon the exercise of stock options, and on June 7, 2026, Dr. Vincent adopted a Rule 10b5-1 plan providing for the potential sale of up to 21,715 shares of our common stock issuable upon the vesting and settlement of restricted stock units, as well as up to 4,584 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on February 1, 2028. On June 8, 2026, Oliver Dolan, our Senior Vice President, Finance, adopted a Rule 10b5-1 plan providing for the potential sale of up to 21,482 shares of our common stock issuable upon the vesting and settlement of restricted stock units; this plan is scheduled to expire on June 4, 2027. During the three months ended June 30, 2026, none of our other officers or directors informed us that they adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2019)
3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 6, 2023)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 12, 2024)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2020)
10.1*#	Korro Bio, Inc. 2026 Inducement Plan, and form of award agreements thereunder
10.2*#	Korro Bio, Inc. Amended and Restated Non-Employee Director Compensation Policy
10.3*#	Consulting Agreement between Korro Bio, Inc. and Rachel Meyers
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

Korro Bio, Inc.

Date: August 6, 2026	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer and Interim Principal Financial Officer