Form 10-Q
period 2026-09-30
Korro Bio, Inc.
filed 2026-11-05
CIK 1703647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 13,725,646 shares of common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, express or implied statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, express or implied statements about:

•
the timing, progress and results of our Phase 1/2 clinical trial program of KRRO-121, or ANCHOR, including the completion of Part 1 in healthy volunteers, start of dosing of patients with urea cycle disorders, or UCD, and timing of interim clinical readout;
•
the timing and progress of preclinical development of KRRO-111, including ongoing studies, and the timing of regulatory submission;
•
the timing of and our ability to make regulatory submissions and obtain regulatory approvals and clearances, including initiating Part 2 of ANCHOR and any investigational new drug application, or IND, or comparable foreign application for KRRO-121 or KRRO-111 and any other developmental candidates;
•
the acceptance by the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities of data from clinical trials conducted outside the United States;
•
the potential of KRRO-121 to treat hyperammonemia in patients with UCD and hepatic encephalopathy, or HE, and the development and regulatory pathway for KRRO-121 in HE;
•
the potential benefits of orphan drug designation granted by the European Commission and rare pediatric disease designation granted by the FDA for KRRO-121 for the treatment of UCD;
•
the initiation, timing, progress, results, cost of and other statements regarding our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available, including the availability of interim, topline or preliminary data;
•
our strategy;
•
our cash runway and operating expenses (including research and development) and capital expenditure requirements, and our ability to obtain additional funding;
•
the anticipated benefits of our organizational streamlining and workforce reductions;
•
the therapeutic and commercial potential of our development candidates, including the potential of KRRO-121 as a first-in-class treatment and of KRRO-111 as a best-in-class treatment;
•
the extent to which results of preclinical studies may be predictive of results in clinical trials;
•
the termination of our collaboration and license agreement with Novo Nordisk A/S, or Novo Nordisk, including the expected effective date of the termination, the reimbursement of wind-down costs and the expected recognition of the remaining deferred revenue under the agreement in the fourth quarter of 2026, and any future collaboration or licensing arrangements;
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
•
competitive developments, including the impact on our competitive position of rival products and development candidates, such as therapies in development for UCD and alpha-1 antitrypsin deficiency, or AATD, and our ability to meet such competition;

•
our reliance on third parties, including contract research organizations, clinical trial sites in Australia and third-party manufacturers and suppliers;
•
the effects of macroeconomic and geopolitical conditions, including inflation, interest rates, tariffs and military hostilities, on our business and operations; and
•
our ability to manage the growth of our business.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and the “Summary of Risk Factors” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

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
•
Our business is substantially dependent on the success of KRRO-121, our lead development candidate, which only recently entered clinical development and has not been administered to any patient with UCD or HE. If KRRO-121 fails to advance successfully, our business would be materially and adversely affected.
•
ANCHOR is the first clinical trial of KRRO-121 and of any development candidate designed to generate a de novo protein using our OPERA platform, and its design, including its initial evaluation may not generate data sufficient to support further development of, or regulatory approval.
•
We have not initiated any clinical trial of KRRO-121 in patients with HE, and the development and regulatory pathway for KRRO-121 in HE is uncertain and is likely to require larger, longer and more costly clinical trials than in UCD.
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, including patients with UCD, which is a rare disease, or other delays in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•
We may not realize the anticipated benefits of our organizational streamlining and workforce reductions.
•
The gene editing field and RNA editing in particular is relatively new and is evolving rapidly. We are very early in our research and development efforts and may not be successful in identifying and developing development candidates. It will be many years before we or our collaborators commercialize a development candidate or generate any revenues, if ever. Additionally, other genetic editing technologies may be discovered that provide significant advantages over RNA editing, which could materially harm our business.
•
RNA editing is a novel technology with limited clinical validation for human therapeutic use. The approaches we take to discover and develop novel therapeutics are unproven and may never lead to marketable products.
•
We are very early in our development efforts, and our preclinical studies and clinical trials may not be successful. KRRO-121 only recently entered clinical development, and we have not completed any clinical trial of any of our development candidates. Any favorable results we have, including those of KRRO-121 and KRRO-111, may not be predictive of results that may be observed in later preclinical studies or clinical trials, such as our experience in the Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD, and we have experienced, and may continue to experience, delays in developing a potential treatment for AATD. If we are unable to commercialize our development candidates or experience significant delays in doing so, our business will be materially harmed.
•
Any development candidates we develop may fail in preclinical or clinical development or be delayed to a point where they do not become commercially viable.
•
Interim, topline and preliminary data from our clinical trials, including ANCHOR, may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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
•
We rely, and expect to continue to rely, on third parties, including contract research organizations and clinical trial sites in Australia, to conduct our clinical trials, including ANCHOR, and those third parties may not perform satisfactorily.
•
Novo Nordisk has elected to terminate our collaboration agreement, and we may not be successful in finding other strategic collaborators for continuing development of certain of our development candidates or successfully commercializing or competing in the market for certain indications.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Korro Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$40,215	$21,824
Short-term marketable securities	64,779	53,332
Accounts receivable	—	969
Prepaid expenses and other current assets	3,941	6,247
Total current assets	108,935	82,372
Property and equipment, net	7,244	8,164
Operating lease right-of-use assets	7,333	8,058
Restricted cash, net of current portion	2,409	2,409
Long-term marketable securities	19,829	10,031
Other non-current assets	2,370	2,472
Total assets	$148,120	$113,506
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,296	$1,651
Accrued expenses and other current liabilities	5,544	7,614
Operating lease liabilities, current portion	3,073	2,672
Deferred revenue, current portion	3,010	—
Total current liabilities	14,923	11,937
Operating lease liabilities, net of current portion	38,450	40,814
Deferred revenue, net of current portion	4,825	7,835
Other non-current liabilities	1,548	1,481
Total liabilities	59,746	62,067
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 14,725,646 shares and 9,417,295 shares issued at September 30, 2026 and December 31, 2025, respectively; 13,725,646 shares and 9,417,295 shares outstanding at September 30, 2026 and December 31, 2025, respectively	14	9
Additional paid-in capital	540,720	435,064
Treasury stock, at cost, 1,000,000 shares held at September 30, 2026 and no shares held at December 31, 2025	(12,120)	—
Accumulated other comprehensive (loss) income	(305)	212
Accumulated deficit	(439,935)	(383,846)
Total stockholders’ equity	88,374	51,439
Total liabilities and stockholders' equity	$148,120	$113,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$—	$1,090	$—	$5,100
Operating expenses:
Research and development	12,104	13,820	38,643	53,694
General and administrative	6,352	6,507	20,359	21,632
Restructuring charge	—	—	—	1,233
Total operating expenses	18,456	20,327	59,002	76,559
Loss from operations	(18,456)	(19,237)	(59,002)	(71,459)
Other income:
Other income, net	1,168	1,176	3,376	4,242
Total other income, net	1,168	1,176	3,376	4,242
Loss before provision for income taxes	(17,288)	(18,061)	(55,626)	(67,217)
Provision for income taxes	(260)	—	(463)	(1)
Net loss	$(17,548)	$(18,061)	$(56,089)	$(67,218)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities	(131)	48	(558)	(29)
Foreign currency translation adjustments, net	15	(11)	41	(25)
Comprehensive loss	$(17,664)	$(18,024)	$(56,606)	$(67,272)
Net loss per share, basic and diluted	$(0.98)	$(1.92)	$(3.57)	$(7.16)
Weighted-average shares used in computing net loss per share, basic and diluted	17,867,091	9,391,559	15,717,711	9,388,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	9,417,295	$9	—	$—	$435,064	$212	$(383,846)	$51,439
Exercises of stock options	1,487	—	—	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	2,731	—	—	2,731
Issuance of common stock in connection with the at-the-market program, net of offering costs	501,861	—	—	—	5,020	—	—	5,020
Issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	4,501,928	5	—	—	80,253	—	—	80,258
Other comprehensive loss	—	—	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	—	—	(19,625)	(19,625)
Balance at March 31, 2026	14,422,571	$14	—	$—	$523,085	$5	$(403,471)	$119,633
Stock-based compensation expense	—	—	—	—	2,703	—	—	2,703
Vesting of restricted stock units	233,075	—	—	—	—	—	—	—
Vesting of performance stock units	50,000	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	(18,916)	(18,916)
Balance at June 30, 2026	14,705,646	$14	—	$—	$525,788	$(189)	$(422,387)	$103,226
Stock-based compensation expense	—	—	—	—	2,812	—	—	2,812
Vesting of restricted stock units	20,000	—	—	—	—	—	—	—
Issuance of pre-funded warrants in exchange for common stock	—	—	(1,000,000)	(12,120)	12,120	—	—	—
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	—	—	(17,548)	(17,548)
Balance at September 30, 2026	14,725,646	$14	(1,000,000)	$(12,120)	$540,720	$(305)	$(439,935)	$88,374

Balance at December 31, 2024	9,377,259	$9	—	$—	$426,724	$268	$(266,586)	$160,415
Exercises of stock options	11,643	—	—	—	172	—	—	172
Stock-based compensation expense	—	—	—	—	1,761	—	—	1,761
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(23,387)	(23,387)
Balance at March 31, 2025	9,388,902	$9	—	$—	$428,657	$264	$(289,973)	$138,957
Exercises of stock options	1,940	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	1,998	—	—	1,998
Other comprehensive loss	—	—	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	(25,770)	(25,770)
Balance at June 30, 2025	9,390,842	$9	—	$—	$430,660	$177	$(315,743)	$115,103
Exercises of stock options	7,142	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	1,825	—	—	1,825
Other comprehensive income	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(18,061)	(18,061)
Balance at September 30, 2025	9,397,984	$9	—	$—	$432,613	$214	$(333,804)	$99,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Korro Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(56,089)	$(67,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	725	504
Stock-based compensation expense	8,246	5,584
Depreciation expense	1,103	3,631
Net amortization of premiums and discounts on marketable securities	(7)	(467)
Loss on disposal of property and equipment	7	81
Changes in operating assets and liabilities:
Accounts receivable	969	876
Prepaid expenses and other current assets	1,309	(189)
Accounts payable	1,542	(1,674)
Accrued expenses and other current liabilities	(2,031)	(319)
Deferred revenue	—	(1,268)
Operating lease liabilities	(1,963)	(97)
Other non-current assets	186	(303)
Net cash used in operating activities	(46,003)	(60,859)
Investing Activities:
Purchases of marketable securities	(86,996)	(26,189)
Proceeds from maturities of marketable securities	65,200	55,700
Purchases of property and equipment	(85)	(434)
Net cash (used in) provided by investing activities	(21,881)	29,077
Financing Activities:
Proceeds from the issuance of common stock in connection with the at-the-market program, net of offering costs	5,020	—
Proceeds from the issuance of common stock and pre-funded warrants in connection with the private placement, net of offering costs	80,258	—
Proceeds from exercises of stock options	17	305
Net cash provided by financing activities	85,295	305
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,394	(31,488)
Cash, cash equivalents and restricted cash, beginning of period	25,230	59,049
Cash, cash equivalents and restricted cash, end of period	$42,624	$27,561
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$105	$14
Supplemental cash flow information:
Cash paid for income taxes	$109	$1
Cash paid for operating lease liabilities	$5,437	$3,944

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

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Lead candidates and development candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2026 of $124.8 million will enable the Company to fund its planned operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $439.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that the revenues or profitability will be sustained on a continuing basis. In addition, the Company’s preclinical and clinical development activities, manufacturing and commercialization of the Company’s development candidates, if approved, will require significant additional financing. However, if the Company is unable to obtain additional financing, the Company would be forced to delay, reduce or eliminate its research and development programs and/or relinquish valuable rights to its technology, lead candidates and development candidates. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms to continue funding its operations.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The financial data and other information contained in the notes hereto as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ended December 31, 2026, or any other interim periods, or any future year or period.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements are described in the Company's audited consolidated financial statements as of the year end December 31, 2025, and the notes thereto, which are included in the 2025 Form 10-K. Other than the warrants and treasury stock policies described below, there have been no material changes to the significant accounting policies previously disclosed in the 2025 Form 10-K.

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

Treasury Stock

The Company records treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first-in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital.

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

3. Fair Value Measurements

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Cash equivalents and marketable securities include U.S. treasury bills and U.S. government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,472	$24,472	$—	$—
U.S. treasury bills	14,898	—	14,898	—
Marketable securities
U.S. treasury bills	4,985	—	4,985	—
U.S. government agency securities	79,623	—	79,623	—
MS APA asset	1,548	—	—	1,548
Total financial assets	$125,526	$24,472	$99,506	$1,548

Financial liabilities
CVR liability	$1,548	$—	$—	$1,548
Total financial liabilities	$1,548	$—	$—	$1,548

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$21,377	$21,377	$—	$—
Marketable securities
U.S. government agency securities	63,363	—	63,363	—
MS APA asset	1,481	—	—	1,481
Total financial assets	$86,221	$21,377	$63,363	$1,481

Financial liabilities
CVR liability	$1,481	$—	$—	$1,481
Total financial liabilities	$1,481	$—	$—	$1,481

The fair value of the contingent value right ("CVR") liability and the asset purchase agreement relating to Frequency’s multiple sclerosis program (the "MS APA") are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR liability and the MS APA asset, the Company used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of judgment, estimates and assumptions, including the probability of technical and regulatory success, and discount rates. For the nine months ended September 30, 2026, the aggregate change in fair value of the CVR liability and MS APA asset was less than $0.1 million. For the year ended December 31, 2025, the aggregate change in fair value of the CVR liability and MS APA asset was $0.1 million.

There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the nine months ended September 30, 2026 or during the year ended December 31, 2025.

4. Marketable Securities

Marketable securities were comprised as follows as of September 30, 2026 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury bills	Within 1 year	$4,986	$—	$(1)	$4,985
U.S. government agency securities	Within 1 year	60,015	—	(221)	59,794
U.S. government agency securities	Between 1 to 2 years	20,000	2	(173)	19,829
Total		$85,001	$2	$(395)	$84,608

Marketable securities were comprised as follows as of December 31, 2025 (in thousands):

	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	Within 1 year	$53,220	$112	$—	$53,332
U.S. government agency securities	Between 1 to 2 years	9,985	46	—	10,031
Total		$63,205	$158	$—	$63,363

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses on available-for-sale securities for the periods presented. None of the investments were in an unrealized loss position for greater than 12 months as of September 30, 2026. The unrealized losses on the Company's available-for-sale securities were caused by the impact of central bank and market interest rates on the investments held. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. After analyzing the securities in an unrealized loss position, the portion of these losses that relates to changes in credit quality is insignificant. The Company did not record an allowance for credit losses as of September 30, 2026. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

5. Restricted Cash

As of September 30, 2026, the Company maintained current restricted cash of $0.0 million and non-current restricted cash of $2.4 million. As of December 31, 2025, the Company maintained current restricted cash of $1.0 million and non-current restricted cash of $2.4 million. The current restricted cash of $1.0 million as of December 31, 2025 is included under the caption “prepaid expenses and other current assets” in the Company's condensed consolidated balance sheet. All restricted cash amounts are comprised solely of letters of credit required pursuant to the Company's facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025 that sums to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$40,215	$21,824
Restricted cash	2,409	3,406
Cash, cash equivalents and restricted cash	$42,624	$25,230

6. Property and Equipment, Net

Property and equipment, net, as of September 30, 2026 and December 31, 2025 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	September 30, 2026	December 31, 2025
Laboratory equipment	5	$8,415	$8,312
Furniture and office equipment	4	651	651
Computer equipment	3	89	89
Leasehold improvements	Shorter of useful life or remaining lease term	9,681	9,681
Total property and equipment, gross		18,836	18,733
Less: accumulated depreciation		(11,592)	(10,569)
Total property and equipment, net		$7,244	$8,164

Property and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.4 million and $1.2 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $1.1 million and $3.6 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 were comprised as follows (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$2,756	$1,846
External research and development services	2,156	3,236
Severance	—	2,196
Professional fees	514	266
Other operating expenses	118	70
Total accrued expenses and other current liabilities	$5,544	$7,614

8. Common Stock

As of September 30, 2026, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2026, no dividends had been declared.

As of September 30, 2026 and December 31, 2025, the Company had reserved for future issuance the following number of shares of common stock:

	September 30, 2026	December 31, 2025
Exercises of outstanding stock options	1,894,911	1,647,077
Exercise of outstanding warrant	8,049	8,049
Exercise of pre-funded warrants	4,148,836	—
Vesting of restricted stock unit awards	442,745	506,981
Vesting of performance stock unit awards	70,000	—
Future issuances under 2023 Stock Incentive Plan	102,290	142,985
Future issuances under 2023 ESPP Plan	345,671	262,440
Future issuances under 2026 Inducement Plan	53,400	—
Total reserved for future issuance	7,065,902	2,567,532

March 2026 Private Placement

On March 9, 2026, the Company entered into a subscription agreement with certain new and existing accredited investors to sell and issue in a private placement ("PIPE"): (i) an aggregate of 4,501,928 shares of its common stock at a purchase price of $11.11 per share and (ii) pre-funded warrants to acquire an aggregate 3,148,836 shares of its common stock at a purchase price of $11.109 per pre-funded warrant. The closing of the PIPE occurred on March 10, 2026 raising aggregate gross cash proceeds of approximately $85.0 million, before deducting placement agent fees and offering expenses of approximately $4.7 million. The pre-funded warrants have an exercise price of $0.001 per share. No pre-funded warrants issued in connection with the PIPE have been exercised as of September 30, 2026.

August 2026 Warrant Exchange

On August 5, 2026, the Company entered into an exchange agreement ("Exchange") with entities affiliated with Venrock Healthcare Capital Partners ("Venrock"), pursuant to which (i) Venrock agreed to surrender an aggregate of 1,000,000 shares of the Company's common stock for no consideration, to the Company, and (ii) the Company agreed to issue pre-funded warrants to purchase an aggregate of 1,000,000 shares of its common stock, with an exercise price of $0.001 per share and no expiration date. The pre-funded warrants are exercisable immediately and have terms substantially identical to the pre-funded warrants issued in the PIPE. No pre-funded warrants issued in connection with the Exchange have been exercised as of September 30, 2026. The surrendered shares were not retired and were recorded as treasury stock of $12.1 million, based on the fair value of the Company's common stock on the date of the exchange, with a corresponding increase to additional paid-in capital for the pre-funded warrants issued.

The Company has assessed the pre-funded warrants issued in connection with the PIPE and Exchange for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. During this assessment, the Company determined the pre-funded warrants are a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 815. Accordingly, the pre-funded warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

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

Also in December 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with TD Cowen Securities (USA) LLC ("TD Cowen"), acting as the Company's Agent and/or principal (the "Sales Agent") with respect to an ATM offering program under which the Company may from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. TD Cowen is entitled to compensation for its services equal to up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through TD Cowen under the Sales Agreement. Pursuant to the Sales Agreement, any shares will be sold pursuant to the Shelf Registration Statement filed with the SEC on December 2, 2024, including the ATM prospectus contained therein, as declared effective by the SEC on December 9, 2024. In January 2026, the Company issued 501,861 shares of common stock under the Sales Agreement for gross proceeds of $5.1 million, before deducting offering expenses of approximately $0.1 million.

9. Preferred Stock

As of September 30, 2026, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 with no preferred stock shares issued or outstanding.

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

The Company also grants stock-based awards under its 2023 Stock Option and Incentive Plan (the "2023 Plan"), which was approved by the Company’s stockholders in November 2023. The Company also has outstanding stock option awards under the Korro Bio Ops, Inc. 2019 Plan (the "Legacy Korro 2019 Plan"), the Frequency 2014 Stock Incentive Plan (the "2014 Plan"), and the Frequency 2019 Incentive Award Plan (the "Frequency 2019 Plan"), but is no longer granting awards under these plans. The Company also issues shares under the 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was approved by the Company’s stockholders in November 2023. The first offering period under the 2023 ESPP commenced on July 1, 2026.

Stock-based Compensation Expense

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,072	$685	$2,787	$2,106
General and administrative	1,740	1,140	5,459	3,478
Total stock-based compensation expense	$2,812	$1,825	$8,246	$5,584

Stock Option Activity

The fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was calculated on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	78.3%	73.9%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $8.71 and $18.96 per share, respectively.

The following table summarizes changes in stock option activity during the nine months ended September 30, 2026 (in thousands, except share and per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,647,077	$26.49	7.3	$—
Granted	452,862	$12.42
Exercised	(1,487)	$11.68
Forfeited	(129,843)	$29.10
Cancelled	(73,698)	$25.51
Outstanding as of September 30, 2026	1,894,911	$22.50	7.2	$16
Exercisable at September 30, 2026	1,059,516	$24.66	6.0	$—

Compensation cost of $4.2 million and $5.6 million related to the options was recognized during the nine months ended September 30, 2026 and 2025, respectively. Compensation cost of $1.5 million and $1.8 million related to the options was recognized during the three months ended September 30, 2026 and 2025, respectively.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $0.0 million and $0.4 million, respectively.

As of September 30, 2026, there was unrecognized stock-based compensation expense related to unvested stock options of $9.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted Restricted Stock Units ("RSUs") to employees of the Company. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. Compensation expense for RSUs is recognized on a straight-line basis over the service period. Forfeitures are recorded in the period in which they occur.

The following table summarizes changes in RSU activity during the nine months ended September 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2025	506,981	$7.96
Issued	253,315	$13.07
Vested	(253,075)	$8.36
Forfeited	(64,476)	$8.79
Unvested restricted stock unit awards as of September 30, 2026	442,745	$10.54

Compensation cost of $3.3 million and $0.0 million related to the RSUs was recognized during the nine months ended September 30, 2026 and 2025, respectively. Compensation cost of $1.3 million and $0.0 million related to the RSUs was recognized during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was unrecognized stock-based compensation expense related to unvested RSUs of $3.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

Performance Stock Units

During the nine months ended September 30, 2026, the Company granted Performance Stock Units ("PSUs") to an employee of the Company.

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

The following table summarizes changes in PSU activity during the nine months ended September 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested performance stock unit awards as of December 31, 2025	—	$—
Issued	120,000	$13.05
Vested	(50,000)	$13.05
Forfeited	—	$—
Unvested performance stock unit awards as of September 30, 2026	70,000	$13.05

Compensation cost of $0.7 million and $0.0 million related to the PSUs was recognized during the nine months ended September 30, 2026 and 2025, respectively. No compensation cost related to the PSUs was recognized during the three months ended September 30, 2026 and 2025. As of September 30, 2026, there was unrecognized stock-based compensation expense related to unvested PSUs of $0.9 million, which will be recognized if and when achievement of the related performance conditions is deemed probable.

Employee Stock Purchase Plan

The 2023 ESPP allows employees to purchase shares of the Company's common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first day of the offering period or the last day of the offering period. The Company commenced the first offering pursuant to the 2023 ESPP on July 1, 2026, and such offering will end on November 19, 2026.

During the nine months ended September 30, 2026, no shares of common stock were purchased pursuant to the 2023 ESPP. Compensation cost of less than $0.1 million related to the 2023 ESPP was recognized during the three and nine months ended September 30, 2026. No compensation cost related to the 2023 ESPP was recognized during the three and nine months ended September 30, 2025.

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

As of December 31, 2025, development milestones of $2.5 million had been achieved. The Company recorded $0.1 million and $1.9 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2026 and 2025, respectively, related to the Genevant Agreement. The Company recorded $0.0 million and $0.1 million within research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2026 and 2025, respectively, related to the Genevant Agreement.

Novo Nordisk Agreement

On September 13, 2024, the Company entered into a research collaboration and license agreement with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company granted Novo Nordisk an exclusive worldwide license under certain intellectual property rights to research, develop, manufacture, commercialize or otherwise exploit certain licensed compounds and licensed products for an initial target in the cardiometabolic field and for a second target (to be nominated by Novo Nordisk within a specified time period as set forth in the agreement). Under the agreement, the Company is responsible for certain research and development activities with respect to licensed compounds and licensed products directed against the initial target and the second target (if nominated by Novo Nordisk), and the Company is eligible to receive cost reimbursement from Novo Nordisk for the Company's performance of such research and development activities under the agreement with respect to such target(s). Novo Nordisk may undertake subsequent worldwide development, manufacturing, marketing and commercialization of the licensed products directed against the initial target and the second target (if applicable). For additional information relating to the terms of such agreement, see Note 12 in the audited consolidated financial statements included in the 2025 Form 10-K.

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

As of September 30, 2026, the total transaction price was determined to be $40.0 million based on the $10.0 million upfront nonrefundable payment and $30.0 million of estimated research services for the first program target. During the nine months ended September 30, 2026 and 2025, the Company recognized total collaboration revenue of $0.0 million and $5.1 million, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized total collaboration revenue of $0.0 million and $1.1 million, respectively. In November 2025, the Company agreed to a 12-month pause on such collaboration with Novo Nordisk, and accordingly, prior to receipt of the termination notice described below, the Company expected to recognize revenue through 2028.

On November 3, 2026, Novo Nordisk delivered written notice of its election to terminate the collaboration agreement in its entirety for convenience, as the agreement permits on 90 days’ prior written notice. The termination will take effect on February 1, 2027, at which time the licenses granted to Novo Nordisk under the agreement will terminate. Novo Nordisk will reimburse the Company for certain third-party wind-down costs and non-cancellable committed costs attributable to the termination. The upfront payment and other amounts previously received are non-refundable. The termination notice is a nonrecognized subsequent event, and no adjustments have been made to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

The Company had $3.0 million of current deferred revenue and $4.8 million of non-current deferred revenue as of September 30, 2026, based on the period the services were expected to be performed and/or related costs to be incurred, which was the Company's best estimate as of September 30, 2026, prior to receipt of the termination notice. As the Company has no remaining obligation to perform research services under the agreement, the Company expects to recognize the remaining deferred revenue under the agreement of approximately $7.8 million in the fourth quarter of 2026. See Note 17, Subsequent Events.

No milestones were achieved under the agreement and, as a result of the termination, the Company will not receive any milestone payments or royalties.

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

The maturity of undiscounted payments due under lease liabilities and the present value of those liabilities as of September 30, 2026 were as follows (in thousands):

As of September 30, 2026
Remainder of 2026	$1,848
2027	7,557
2028	7,778
2029	8,007
2030	8,242
Thereafter	28,471
Total Future Minimum Lease Payments	61,903
Less: Interest	(20,380)
Present Value of Operating Lease Liabilities	$41,523

During the fourth quarter of 2025, the Company recorded a non-cash, long-lived asset impairment charge of $15.0 million related to its operating right-of-use asset. For additional information relating to the charge, see Note 3 in the audited consolidated financial statements included in the 2025 Form 10-K.

As of September 30, 2026, the weighted average remaining lease term was 7.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.2%.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss of its operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,386	$1,411	$4,200	$4,234
Variable lease costs	493	417	1,504	1,323
Short-term lease costs	171	203	570	713
Total lease costs	$2,050	$2,031	$6,274	$6,270

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

The Company was not subject to any material legal proceedings or claims as of September 30, 2026.

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

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. Effective in 2025, the Company makes an employer non-elective safe harbor contribution of 3% of the participant’s salary, subject to employer match limitations under the IRC. As such, the Company made $0.3 million and $0.4 million of contributions to the 401(k) Plan during the nine months ended September 30, 2026 and 2025, respectively.

14. Net Loss per Share

The 4,148,836 shares underlying the pre-funded warrants are included in the calculation of basic and diluted net loss per share as of September 30, 2026, as the exercise price of $0.001 per share is not substantive and the shares are issuable for little or no consideration. Shares held in treasury are excluded from the weighted-average number of shares outstanding. No pre-funded warrants were outstanding as of September 30, 2025. The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Outstanding stock options	1,894,911	1,795,493
Unvested restricted stock unit awards	442,745	—
Unvested performance stock unit awards	70,000	—
Outstanding warrant	8,049	8,049
Total	2,415,705	1,803,542

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

During the three months ended June 30, 2025, the Company recorded a one-time restructuring charge of $1.2 million related to the May 2025 workforce reduction, including employee severance, benefits and related termination costs, which are included under the caption “Restructuring charge” in the Company’s consolidated statement of operations and comprehensive loss. During the year ended December 31, 2025, all activities related to the May 2025 workforce reduction were completed. During the nine months ended September 30, 2026, all activities related to the November 2025 workforce reduction were completed. Restructuring cost accruals are included under the caption “Accrued expenses and other current liabilities” in the Company's condensed consolidated balance sheet.

The following is a summary of the activity for the November 2025 Workforce Reduction:

Employee separation costs
Balance at December 31, 2025	$1,893
Adjustments	26
Cash payments	(1,919)
Balance at September 30, 2026	$—

17. Subsequent Events

On November 3, 2026, Novo Nordisk delivered written notice of its election to terminate the collaboration agreement in its entirety for convenience, effective February 1, 2027 after a contractual 90 day notice period. The termination notice is a nonrecognized subsequent event; accordingly, no adjustments were made to the condensed consolidated financial statements as of September 30, 2026. As a result, the Company expects to recognize the remaining deferred revenue under the agreement of approximately $7.8 million in the fourth quarter of 2026. See Note 11, Collaboration Agreements.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging a novel oligonucleotide promoted editing of RNA, or OPERA, platform to develop a new class of genetic medicines for rare and highly prevalent diseases. OPERA provides precise, tissue-directed delivery of RNA-editing oligonucleotides, or REOs, that modify the targeted native mRNA transcript to repair or form a de novo protein with enhanced functionality. The platform combines a suite of capabilities consisting of sophisticated knowledge of transcription biology through ADAR proteins (Adenosine Deaminases Acting on RNA), machine learning optimization of REOs, linker chemistry expertise, along with use of a highly targeted tissue-specific delivery methodology. As such, the OPERA platform has enabled us to generate and advance a portfolio of differentiated programs that are designed to harness the body’s natural RNA editing process, providing precise yet transient single base edits to produce therapeutic proteins with augmented activity versus its endogenous counterpart. By editing RNA instead of DNA, we are expanding the reach of genetic medicines by delivering additional precision and tunability, which has the potential for increased specificity and improved long-term tolerability. Using an REO-based approach, we expect to bring our medicines to patients by leveraging our proprietary OPERA platform with precedented delivery modalities, including N-acetylgalactosamine, or GalNAc, conjugated delivery for subcutaneous administration, manufacturing know-how, and established regulatory pathways of approved oligonucleotide medicines. However, the scientific evidence to support the feasibility of developing our development candidates using our RNA editing technology is both preliminary and limited. Moreover, regulators have not yet established any definitive guidelines related to overall development considerations for RNA editing therapies and limited clinical data has been generated to date.

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

We continue to make meaningful advancements across our programs, including KRRO-121 as a potential first-in-class treatment for hyperammonemia that has the potential to address substantial unmet need in patients with poor ammonia control, including those with urea cycle disorders, or UCD, and hepatic encephalopathy, or HE, as well as KRRO-111, our proprietary GalNAc-conjugated REO in development for the treatment of AATD.

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

We have incurred significant operating losses since inception. Our net losses were $56.1 million and $67.2 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $439.9 million as of September 30, 2026. We expect to continue to incur significant and increasing expenses and operating losses and negative operating cash flows for the foreseeable future as we continue our research and development efforts, advance development candidates through clinical development, and seek regulatory approvals for our development candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, initiation and conduct of any clinical trials, and our expenditures on other research and development activities, including the expansion of our pipeline.

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

Program Updates and Other Recent Developments

KRRO-121

KRRO-121 is a GalNAc-conjugated REO in development for the potential treatment of hyperammonemia in patients with UCDs of any mutational background as well as patients with HE. Utilizing our proprietary OPERA platform, KRRO-121 is designed to generate a stabilized, de novo glutamine synthetase, or GS, protein, a critical enzyme in an alternate pathway involved in ammonia clearance. This synthetic rescue approach is designed to augment ammonia clearance in hyperammonemia-driven diseases such as UCDs and HE.

Our preclinical data support the potential for KRRO-121 to be a pan-UCD treatment that may control ammonia levels, along with the potential to enable diet liberalization, reduce dependence on nitrogen scavengers, and lower the risk of hyperammonemic crises. In preclinical studies, KRRO-121 stabilized GS protein in human induced pluripotent stem cell, or iPSC, -derived hepatocytes deficient in ornithine transcarbamylase, or OTC, and we observed similar results in iPSC-derived hepatocytes deficient in argininosuccinate synthetase 1, or ASS1. In mouse models of OTC deficiency and carbamoyl phosphate synthetase 1, or CPS-1, deficiency subjected to an ammonia challenge, a mouse-optimized surrogate oligonucleotide reduced plasma ammonia levels following the challenge relative to vehicle control. In a mouse model of argininosuccinate lyase, or ASL, deficiency, treatment with the mouse-optimized surrogate oligonucleotide increased median survival from 18 days to 23 days compared to vehicle. Results of preclinical studies may not be predictive of results in humans. Whether KRRO-121 will control ammonia levels, enable diet liberalization, reduce dependence on nitrogen scavengers or lower the risk of hyperammonemic crises in patients with UCDs, or enhance ammonia control or reduce the risk of recurrent HE episodes in patients with HE, has not been established and will depend on the results of clinical trials. KRRO-121 may permit infrequent subcutaneous dosing; however, its dosing regimen has not been established in clinical studies.

KRRO-121 is being evaluated in ANCHOR (AssessmeNt of Control of Hyperammonemia through Oligonucleotide-based RNA editing), our global, two-part Phase 1/2 clinical trial program evaluating the safety, tolerability, pharmacokinetics, or PK, and clinical activity of KRRO-121. Part 1 of ANCHOR consists of a Phase 1 single ascending dose, or SAD, study, to be followed by a Phase 1 multiple ascending dose, or MAD, study, of KRRO-121 and placebo in healthy volunteers to evaluate safety, tolerability and PK in up to 50 participants. The SAD portion is designed to enroll up to 30 healthy volunteers across up to five cohorts, and the MAD portion is designed to evaluate selected doses of KRRO-121 in up to 20 healthy volunteers across two cohorts. Both the SAD and MAD portions are placebo-controlled. Part 2 of ANCHOR is designed as an open-label Phase 2 multiple dose study in participants with UCDs who are on stable background standard of care to assess safety, tolerability, PK and clinical activity. The initiation, design and endpoints of Part 2 are subject to regulatory review and clearance to proceed.

In September 2026, we initiated Part 1 of ANCHOR and dosed the first cohort of healthy volunteers in the SAD portion with a single dose of KRRO-121 or placebo. We announced the dosing of the first cohort in October 2026. ANCHOR does not include patients with HE, and we have not initiated a clinical trial of KRRO-121 in patients with HE. Dosing of UCD patients in Part 2 of ANCHOR is expected to start in the first half of 2027, subject to regulatory clearance to proceed, with an interim clinical readout expected in the second half of 2027.

In August 2026, we announced that the European Commission granted orphan drug designation to KRRO-121 for the treatment of UCDs, and in August 2026, the U.S. Food and Drug Administration, or FDA, granted rare pediatric disease designation to KRRO-121 for the treatment of UCDs.

KRRO-111

KRRO-111 is a proprietary GalNAc-conjugated REO in development for the potential treatment of AATD. KRRO-111 is delivered subcutaneously to the liver cells, where it is engineered to co-opt the hepatocytes’ endogenous ADAR enzyme and repair a pathogenic SNV on alpha-1 antitrypsin, or AAT, mRNA to restore production of the normal M variant of AAT, or M-AAT, protein while reducing synthesis of the mutant Z variant of AAT, or Z-AAT. This therapeutic profile and titratable dosing position KRRO-111 as a potential best-in-class candidate. In preclinical studies, KRRO-111, to our knowledge, demonstrated best-in-class RNA editing where over 90% of the AAT transcripts in the liver cells have been corrected, translating into approximately 90% M-AAT protein. In a repeat-dose study, KRRO-111 was administered to PiZZ mice with a loading phase followed by dosing once every two weeks. KRRO-111 demonstrated a reduction of non-inclusion Z-AAT by approximately 95% and a reduction in pre-existing aggregates by approximately 62% at day 28 with RNA editing in a mouse model of AATD. Pre-existing aggregates were progressively cleared, with inclusion-associated Z-AAT significantly reduced by approximately 62% at day 28, consistent with autophagic clearance of accumulated protein following successful editing.

In October 2026, we announced additional preclinical data for KRRO-111. In a repeat-dose study in NSG-PiZ mice in which KRRO-111 was administered subcutaneously once weekly, SERPINA1 mRNA editing reached 96%, with M-AAT comprising 93% of total circulating AAT and total AAT concentrations reaching 172 µM (approximately six-fold relative to vehicle) at day 57. In a repeat-dose study in immunocompetent C57BL/6-PiZ mice in which KRRO-111 was administered subcutaneously once weekly, KRRO-111 resulted in robust, dose-dependent correction of SERPINA1 mRNA and M-AAT. KRRO-111 also reduced whole liver Z-AAT levels by up to 95% relative to vehicle control at day 57, as measured by liquid chromatography tandem mass spectrometry. By simultaneously increasing circulating M-AAT protein and decreasing pathogenic Z-AAT aggregates in the lung, KRRO-111 has the potential to be the best-in-class agent, improving both lung and liver manifestations of AATD. Results of preclinical studies may not be predictive of results in humans, and these potential effects of KRRO-111 have not been evaluated in humans. Regulatory submission for KRRO-111 is expected in the first half of 2027.

Collaboration with Novo Nordisk

In September 2024, we entered into a research collaboration and license agreement, or the collaboration and license agreement, with Novo Nordisk A/S, or Novo Nordisk, which we amended in November 2025 to pause the agreement for 12 months. We completed the wind-down of our research and development activities under the agreement in the first quarter of 2026. Novo Nordisk did not exercise its right to substitute the collaboration target during the hold period. We did not recognize collaboration revenue under the collaboration and license agreement during the three months ended September 30, 2026. On November 3, 2026, after the end of the quarter, we received written notice from Novo Nordisk of its election to terminate the collaboration and license agreement for convenience. The termination will be effective on February 1, 2027. For additional information, see Note 11, Collaboration Agreement and Note 17 Subsequent Events, in the condensed consolidated financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products in the near future. During the nine months ended September 30, 2026 and 2025, we recognized $0.0 million and $5.1 million of collaboration revenue, respectively, which is related to our research collaboration and license agreement with Novo Nordisk. On November 3, 2026, Novo Nordisk delivered written notice of its election to terminate the collaboration agreement in its entirety for convenience. Accordingly, we expect to recognize the remaining deferred revenue under the agreement of approximately $7.8 million in the fourth quarter of 2026.

For additional information about our revenue recognition policy and our collaboration and license agreement with Novo Nordisk, which is being terminated effective February 1, 2027, see Note 11, Collaboration Agreements, in the condensed consolidated financial statements included in this Quarterly Report.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Collaboration revenue	$—	$1,090	$(1,090)	$—	$5,100	$(5,100)
Operating expenses:
Research and development	12,104	13,820	(1,716)	38,643	53,694	(15,051)
General and administrative	6,352	6,507	(155)	20,359	21,632	(1,273)
Restructuring charge	—	—	—	—	1,233	(1,233)
Total operating expenses	18,456	20,327	(1,871)	59,002	76,559	(17,557)
Loss from operations	(18,456)	(19,237)	781	(59,002)	(71,459)	12,457
Other income, net
Other income, net	1,168	1,176	(8)	3,376	4,242	(866)
Total other income, net	1,168	1,176	(8)	3,376	4,242	(866)
Loss before provision for income taxes	(17,288)	(18,061)	773	(55,626)	(67,217)	11,591
Provision for income taxes	(260)	—	(260)	(463)	(1)	(462)
Net loss	$(17,548)	$(18,061)	$513	$(56,089)	$(67,218)	$11,129

Collaboration Revenue

During the three months ended September 30, 2026 and 2025, we recognized $0.0 million and $1.1 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. During the nine months ended September 30, 2026 and 2025, we recognized $0.0 million and $5.1 million, respectively, of collaboration revenue from our research collaboration and license agreement with Novo Nordisk. On November 3, 2026, Novo Nordisk delivered written notice of its election to terminate the collaboration agreement in its entirety for convenience. Accordingly, we expect to recognize the remaining deferred revenue under the agreement of approximately $7.8 million in the fourth quarter of 2026.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Development candidate expenses
KRRO-110 (AATD) external expenses	$130	$3,708	$(3,578)	$1,192	$16,265	$(15,073)
KRRO-111 (AATD) external expenses	1,220	138	1,082	3,462	138	3,324
KRRO-121 (UCD) external expenses	2,161	304	1,857	9,529	2,788	6,741
Unallocated research and development expenses
Other research and pre-development candidate expenses	2,209	1,873	336	5,853	9,084	(3,231)
Personnel expenses	4,442	5,241	(799)	12,773	17,363	(4,590)
Facilities expenses	1,942	2,556	(614)	5,834	8,056	(2,222)
Total research and development expenses	$12,104	$13,820	$(1,716)	$38,643	$53,694	$(15,051)

Research and development expenses were $12.1 million for the three months ended September 30, 2026, compared to $13.8 million for the three months ended September 30, 2025. The decrease was primarily due to the following:

•
a $3.6 million decrease in KRRO-110 external expenses primarily due to the termination of the Phase 1/2a REWRITE clinical trial during the first quarter of 2026; and
•
a $0.8 million decrease in personnel-related expenses, primarily due to a decrease in headcount resulting from the May and November 2025 workforce reductions, partially offset by an increase in stock-based compensation costs; and
•
a $0.6 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $1.9 million increase in KRRO-121 external expenses, primarily due to an increase in preclinical, manufacturing, and clinical costs for the Phase 1/2 ANCHOR clinical trial; and
•
a $1.1 million increase in KRRO-111 external expenses, primarily due to an increase in preclinical and manufacturing costs; and
•
a $0.3 million increase in other research and pre-development candidate expenses.

Research and development expenses were $38.6 million for the nine months ended September 30, 2026, compared to $53.7 million for the nine months ended September 30, 2025. The decrease was primarily due to the following:

•
a $15.1 million decrease in KRRO-110 external expenses primarily due to the termination of the Phase 1/2a REWRITE clinical trial during the first quarter of 2026; and
•
a $4.6 million decrease in personnel-related expenses, primarily due to a decrease in headcount resulting from the May and November 2025 workforce reductions, partially offset by an increase in stock-based compensation costs; and
•
a $3.2 million decrease in other research and pre-development candidate expenses primarily due to a decrease in lab supplies and consumables; and
•
a $2.2 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $6.7 million increase in KRRO-121 external expenses, primarily due to an increase in preclinical, manufacturing, and clinical costs for the Phase 1/2 ANCHOR clinical trial; and
•
a $3.3 million increase in KRRO-111 external expenses, primarily due to an increase in preclinical and manufacturing costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Personnel-related expenses	$3,635	$3,348	$287	$11,618	$11,061	$557
Professional services	1,616	1,523	93	5,009	5,152	(143)
Facilities expenses	583	765	(182)	1,900	2,455	(555)
Other	518	871	(353)	1,832	2,964	(1,132)
Total general and administrative expenses	$6,352	$6,507	$(155)	$20,359	$21,632	$(1,273)

General and administrative expenses were $6.4 million for the three months ended September 30, 2026, compared to $6.5 million for the three months ended September 30, 2025. The decrease was primarily due to the following:

•
a $0.4 million decrease in other expenses, primarily due to a decrease in information technology expenses; and
•
a $0.2 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025;
•
offset by a $0.3 million increase in personnel expenses mainly due to increased stock-based compensation costs, partially offset by a decrease in headcount resulting from the May and November 2025 workforce reductions; and
•
a $0.1 million increase in professional services.

General and administrative expenses were $20.4 million for the nine months ended September 30, 2026, compared to $21.6 million for the nine months ended September 30, 2025. The decrease was primarily due to the following:

•
a $1.1 million decrease in other expenses, primarily due to a decrease in information technology expenses; and
•
a $0.6 million decrease in facilities expenses primarily due to a decrease in depreciation expense attributable to the impairment charge recorded during the fourth quarter of 2025; and
•
a $0.1 million decrease in professional services;
•
offset by a $0.6 million increase in personnel expenses mainly due to increased stock-based compensation costs, partially offset by a decrease in headcount resulting from the May and November 2025 workforce reductions.

Restructuring Charges

Restructuring charges for the nine months ended September 30, 2025 consisted of $1.2 million of employee termination benefits related to our workforce reduction in May 2025. We did not incur any restructuring charges for the three months ended September 30, 2025. During the year ended December 31, 2025, all activities related to our May 2025 workforce reduction were completed. We did not incur any restructuring charges for the three and nine months ended September 30, 2026.

Other Income, Net

Total other income, net was $1.2 million for the three months ended September 30, 2026 and 2025.

Total other income, net was $3.4 million for the nine months ended September 30, 2026, compared to $4.2 million for the nine months ended September 30, 2025. The decrease of $0.9 million was primarily due to lower interest income generated from a lower cash, cash equivalents and marketable securities balance during the year prior to our $85.0 million March 2026 private placement, or the March 2026 PIPE, and fluctuations in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since inception, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and common stock. To date, we have raised approximately $501.0 million of aggregate gross proceeds from sales of our equity securities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $124.8 million.

Since inception, we have incurred significant operating losses and, as of September 30, 2026, had an accumulated deficit of $439.9 million. We expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future. In addition, we have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $124.8 million. We expect that our cash, cash equivalents and marketable securities outstanding as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We may also pursue additional cash resources through public or private equity, collaborations or debt financings. There is no assurance that we will be successful in obtaining sufficient financing on acceptable terms to continue funding our operations.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(46,003)	$(60,859)
Net cash (used in) provided by investing activities	(21,881)	29,077
Net cash provided by financing activities	85,295	305
Effect of foreign exchange rate changes	(17)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,394	$(31,488)

Cash Used in Operating Activities

Net cash used in operating activities was $46.0 million for the nine months ended September 30, 2026, primarily resulting from our net loss of $56.1 million, which was primarily attributable to our research and development activities and our general and administrative expenses offset by $10.1 million of non-cash items.

Net cash used in operating activities was $60.9 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $67.2 million, which was primarily attributable to our research and development activities and our general and administrative expenses, along with changes in our operating assets and liabilities of $3.0 million, offset by $9.3 million of non-cash items.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $21.9 million for the nine months ended September 30, 2026 and consisted of the purchase of marketable securities and the purchase of property and equipment, offset by proceeds from maturities of marketable securities.

Net cash provided by investing activities was $29.1 million for the nine months ended September 30, 2025 and consisted primarily of the proceeds from maturities of marketable securities, offset by purchase of marketable securities and the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $85.3 million for the nine months ended September 30, 2026 and consisted of net proceeds from the March 2026 PIPE, sales of shares under our ATM program, and exercises of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $124.8 million, which consist of bank deposits, money market funds and U.S. Treasury and other government-backed securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our cash or cash equivalents.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report and in our other filings with the Securities and Exchange Commission, or SEC. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward Looking Statements.”

Risks Related to Our Business

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $56.1 million and $67.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $439.9 million. We have financed our operations primarily through private placements of our convertible preferred stock and common stock, and sales under our ATM offering program. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations, and recently, a $30.9 million impairment charge in the fourth quarter of 2025 related to our operating lease right-of-use asset and fixed assets. We expect to continue to incur significant expenses, increasing operating losses, and negative operating cash flows for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
progress KRRO-121 through our ongoing global two-part Phase 1/2 clinical trial program, or ANCHOR, and any subsequent clinical development, and advance KRRO-111 into and through clinical development;
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

In November 2025, we announced that we did not reach projected levels of protein in patients in our Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD (which we subsequently terminated). KRRO-121 only recently entered clinical development, and our other programs, including KRRO-111, are in preclinical or earlier stages of development. In addition, we undertook workforce reductions in May 2025 and November 2025, and in the fourth quarter of 2025, as a result of identified indicators of impairment for our long-lived assets, primarily including our operating lease right-of-use, or ROU, asset, and property and equipment, we recognized a non-cash, long-lived asset impairment charge of $30.9 million. Because of the numerous risks and uncertainties associated with developing lead candidates and development candidates, and the risks associated with conducting preclinical studies and clinical trials, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand business or continue our operations. A decline in our value could also cause you to lose all or part of your investment. Further, we may not even experience the expected benefits of our May 2025 and November 2025 workforce reductions or our decision to discontinue clinical development of KRRO-110. Further, the long-lived asset impairment charges recognized may affect how investors, analysts, and counterparties assess our financial position and prospects, potentially making it more difficult or expensive to raise capital or enter into collaborations on favorable terms.

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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, a Human Research Ethics Committee in Australia, or HREC, the Australian Therapeutic Goods Administration, or TGA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved development candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved development candidates, we may not become profitable and may need to obtain additional funding to continue operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, eliminate or prioritize among our research and development programs or future commercialization efforts.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, our lead candidates and development candidates. Because we have limited financial and managerial resources, we have prioritized our research programs and REO optimization efforts in specific indications among many potential options. Specifically, our initial development programs target liver and central nervous systems indications, amongst others. As a result of this prioritization, we may forego or delay pursuit of opportunities with other lead candidates or development candidates or for other indications that later prove to have greater clinical or commercial potential and we have in the past reprioritized, and may need to further reprioritize, our focus. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, KRRO-110, which used an LNP delivery system, did not reach projected levels of protein in patients in our now terminated Phase 1/2a REWRITE clinical trial for AATD and we have since transitioned to a GalNAc-conjugated delivery system for our AATD program and are now developing KRRO-111, a GalNAc-conjugated REO for AATD. Our spending on current and future research and development programs, lead candidates, and development candidates for specific indications may not yield any commercially viable products.

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

As of September 30, 2026, our cash, cash equivalents and marketable securities were $124.8 million, excluding restricted cash, or $127.2 million, including restricted cash. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through several value-creating milestones and into the second half of 2028. However, our operating plan may change as a result of factors currently unknown, and expectations regarding our cash runway and ability to reach data inflection points are based on numerous assumptions that may prove to be untrue. As a result, we may be required to raise capital sooner than anticipated and our exposure to certain contingent liabilities and contractual obligations may be greater than anticipated. Our future capital requirements will depend on many other factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any development candidates. We cannot be certain that additional funding will be available on acceptable terms or at all. Although we have an effective shelf registration statement and an at-the-market offering program, we have no committed source of additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any development candidates or other research and development initiatives. We could be required to seek collaborators for potential lead candidates earlier than we would otherwise plan or on terms that are less favorable than might otherwise be available. We could also be required to relinquish or license our rights to lead candidates on unfavorable terms in certain markets where we otherwise would seek to pursue development or commercialization ourselves.

We have experienced, and may continue to experience, delays in developing a potential treatment for AATD. We have not completed any clinical trial of any of our development candidates and any favorable results we may have from our earlier preclinical studies, including those of KRRO-121 and KRRO-111, may not be predictive of results that may be observed in later preclinical studies or clinical trials.

The scientific evidence to support the feasibility of developing development candidates using our proprietary RNA editing technology is both preliminary and limited. We dosed very few participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Although we observed functional protein in AATD patients following a single administration of KRRO-110, we did not reach projected levels of protein in patients as of the data cut off date. We have not completed any clinical trials for any of our proposed delivery methods or RNA editing approaches, and we have transitioned from LNP to GalNAc-conjugated delivery for KRRO-111, our REO for our AATD program. Accordingly, we have experienced, and may continue to experience, delays in developing a potential treatment for AATD. KRRO-121 has been administered to only a limited number of healthy volunteers, and we have not yet generated clinical data sufficient to evaluate its safety, tolerability, pharmacokinetics, or PK, or clinical activity. In the future, we may use other delivery modalities to deliver our other lead candidates. While LNPs have been validated clinically to deliver oligonucleotides, such as siRNA, they were not clinically proven to deliver oligonucleotides for RNA editing, such as KRRO-110 and our other lead candidates. Similarly, while GalNAc-conjugated delivery has been validated in multiple FDA-approved oligonucleotide therapeutics, there are no FDA-approved GalNAc-conjugated REO therapeutics. Both of our most advanced programs, KRRO-121 and KRRO-111, utilize GalNAc-conjugated delivery. If GalNAc-conjugated delivery fails to effectively deliver our REOs, multiple programs in our pipeline could be adversely affected.

Although KRRO-121 differs from KRRO-110 in its delivery approach (GalNAc conjugation rather than LNP), its intended mechanism (generating a stabilized, de novo GS protein rather than repairing a pathogenic variant) and its target indications, KRRO-110 is the only development candidate generated from our OPERA platform for which we have reported clinical data. Those data showed that, despite our preclinical results, the levels of protein achieved in patients were lower than we had projected. There is a risk that editing efficiency and protein levels observed in cell-based assays and animal models may not translate to humans. We cannot assure you that KRRO-121, KRRO-111 or our other development candidates will not encounter similar or other translational challenges. Because the KRRO-110 data reflect a different delivery approach and mechanism, they provide limited information regarding the potential safety or activity of KRRO-121 in humans.

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
•
be sued; or
•
experience damage to our reputation.

Product development costs will also increase if we or our collaborators experience delays in clinical trials or other testing or in obtaining marketing approvals. We do not know whether ANCHOR or any other any clinical trials will begin or proceed as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any development candidates we may develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any development candidates we may develop, any of which may harm our business, financial condition, results of operations, and prospects.

Our business is substantially dependent on the success of KRRO-121, our lead development candidate, and if KRRO-121 fails to advance successfully, our business would be materially and adversely affected.

We have concentrated a significant portion of our current resources and efforts on the advancement of KRRO-121, our lead development candidate for the treatment of hyperammonemia, including UCD and HE. KRRO-121 utilizes GalNAc-conjugated delivery and is designed to generate a stabilized, de novo variant of GS with enhanced ammonia clearance capacity. KRRO-121 has been administered to only a limited number of healthy volunteers and has not been administered to any patient with UCD or HE. There can be no assurance that KRRO-121 will demonstrate safety or efficacy in humans, that we will obtain the regulatory and ethics approvals necessary to initiate Part 2 of ANCHOR or any other clinical trial of KRRO-121, including in HE, or that we will be able to enroll, conduct and complete ANCHOR or report data on our anticipated timelines. If KRRO-121 fails to demonstrate safety or efficacy, or if we experience significant delays in its clinical development, our business, financial condition, results of operations and prospects would be materially and adversely affected. Following the termination of our REWRITE clinical program investigating KRRO-110 for AATD, we only recently nominated KRRO-111, our GalNAc-conjugated REO for AATD, which is in preclinical development, including ongoing GLP toxicology studies. Our other programs, including our longevity and liver health program targeting AMPKγ1, and our ALS program targeting TDP-43, are in earlier stages of preclinical development and may not advance to clinical development on a timely basis, or at all.

ANCHOR is the first clinical trial of KRRO-121 and of any development candidate designed to generate a de novo protein using our OPERA platform. The design of ANCHOR, including its initial evaluation of KRRO-121 in healthy volunteers and its planned evaluation in a small number of patients with UCD, may not generate data sufficient to support further development of, or regulatory approval for, KRRO-121.

Part 1 of ANCHOR trial of KRRO-121 is a first-in-human trial in healthy volunteers. Because healthy volunteers do not have hyperammonemia, Part 1 is not expected to provide meaningful information about whether KRRO-121 can lower ammonia levels in patients. In addition, the safety, tolerability and PK profile of KRRO-121 observed in healthy volunteers may not be representative of its profile in patients with UCD, who may be receiving nitrogen scavengers and other therapies and adhering to protein-restricted diets, or in patients with HE, who generally have cirrhosis and impaired liver function. If the data from Part 1 do not support the selection of an appropriate dose or dosing regimen, or if dose escalation must be slowed, modified or stopped because of safety findings or PK results, the initiation of Part 2 could be delayed or we may need to modify our development plans for KRRO-121.

Part 2 of ANCHOR is designed to enroll patients with UCD across UCD genotypes who will remain on their background standard of care. The small number of patients, the absence of a control arm and the genetic and clinical heterogeneity of UCD may make the results of Part 2 difficult to interpret, and favorable results in some UCD subtypes may not be observed in others. Measures of clinical activity in UCD, such as plasma ammonia levels, can fluctuate substantially as a result of diet, intercurrent illness, adherence to background therapy and other factors unrelated to treatment. Although we believe our preclinical data support the potential for KRRO-121 to be a treatment for UCD of any mutational background and to enable diet liberalization, reduce dependence on nitrogen scavengers and lower the risk of hyperammonemic crises, or HACs, none of these potential benefits has been evaluated in humans, and ANCHOR is not designed to establish them. Even if the results of ANCHOR are favorable, the FDA or comparable foreign regulatory authorities may not agree that they are sufficient to support the initiation of a pivotal trial, may require additional or larger clinical trials, including randomized, controlled trials, or may require clinical outcome endpoints, any of which would make the development of KRRO-121 longer and more costly than we anticipate.

We have not initiated any clinical trial of KRRO-121 in patients with HE, and the development and regulatory pathway for KRRO-121 in HE is uncertain and is likely to require larger, longer and more costly clinical trials than in UCD.

Although we believe KRRO-121 has the potential to enhance ammonia control in patients with HE, ANCHOR does not include patients with HE, and we have not yet sought regulatory approval to initiate a clinical trial of KRRO-121 in HE. HE is a complication of advanced liver disease, most commonly cirrhosis, and patients with HE typically have significant comorbidities and impaired hepatic function, which may affect the safety, tolerability, PK and activity of KRRO-121 in this population. In particular, KRRO-121 relies on GalNAc-mediated uptake into hepatocytes through the asialoglycoprotein receptor, and the expression or function of this receptor, and the number of functional hepatocytes, may be reduced in patients with advanced liver disease, which could reduce the delivery or activity of KRRO-121 in patients with HE. Regulatory authorities may require us to conduct additional studies, such as studies in subjects with hepatic impairment, before or in connection with any clinical trial in HE. In addition, unlike UCD, HE affects a substantially larger patient population, may not qualify for orphan drug designation, and is treated with established therapies. As a result, we expect that any registrational program for KRRO-121 in HE would require larger, longer and more costly clinical trials than a program in UCD, potentially including trials designed to demonstrate a reduction in HE episodes or hospitalizations. We may not have sufficient resources to conduct such trials without a collaborator, and we may be unable to enter into a collaboration on acceptable terms or at all. Any of these factors could delay or prevent the development of KRRO-121 for HE, which would limit its commercial potential.

If we experience delays or difficulties in the enrollment of patients in clinical trials, or other delays in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new development candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the development candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial, possible adverse effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personnel issues and ease of participation in our clinical trials, among others. Clinical trials can also be impacted by other events unrelated to our business, such as geopolitical events and unrest, such as recent hostilities involving Iran, global pandemics, or economic uncertainty, including imposition of tariffs that impact the supply chain, or disruptions due to government shutdowns, which can impact regulatory reviews. In April 2025, the United States imposed tariffs on imports on its trading partners and tariff policy (and trading partners subject to such tariffs) has continued to evolve. Historically, tariffs have led to increased costs, political and trade tensions, which negatively affect global supply chains. These types of events can disrupt clinical trial sites and delay patient enrollment, all of which would have a negative impact on our business and ability to obtain regulatory approval. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

These risks are heightened for Part 2 of ANCHOR and any future clinical trials of KRRO-121 in UCD. UCDs are rare diseases, and the number of patients who meet the eligibility criteria for our trials is limited. Patients with UCD are managed at specialized metabolic centers, which may limit the number of clinical trial sites with access to eligible patients. Patients with UCD may also be geographically dispersed and may be eligible to participate in clinical trials of other investigational therapies for UCD. Patients whose disease is managed with existing therapies and dietary restrictions, and their physicians, may be reluctant to enroll in a trial of a novel investigational therapy, and the requirement that patients remain on stable background therapy, or other eligibility criteria, may further limit the pool of eligible patients. We will also need to activate clinical trial sites with access to patients with UCD, and obtain the required regulatory and ethics approvals for those sites. If we are unable to enroll a sufficient number of patients with UCD in a timely manner, the initiation or completion of Part 2 of ANCHOR, and our anticipated interim clinical readout in the second half of 2027, could be delayed.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize development candidates. We are very early in our development efforts and have focused our research and development efforts to date on developing OPERA, our RNA editing platform, and identifying our initial targeted disease indications. We currently only have two nominated development candidates in our pipeline, KRRO-121, which only recently entered clinical development, and KRRO-111, which is in preclinical development, as we terminated further development of KRRO-110 after it failed to reach projected levels of protein in our first in-human clinical trial. Although we believe we can demonstrate many of the key advantages of RNA editing, because we are very early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of any candidates we successfully develop. Such uncertainties include, but are not limited to, the level of editing efficiency needed in a target tissue type to achieve a clinical benefit, and associated safety of our edits in humans. We have also not yet shown that preclinical editing activity can result in clinically important effects, nor that the data generated by our preclinical studies can translate into positive results in clinical trials.

Other than KRRO-121, which is in Part 1 of ANCHOR, all of our product development programs are still in the research or preclinical stage of development. Our research methodology may be unsuccessful in identifying lead candidates, our development candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the development candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

The pharmacological properties ascribed to the lead candidates we are testing in preclinical studies may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways (for example, KRRO-110 did not achieve projected levels of protein in patients in our REWRITE Phase 1/2a clinical trial). If our development candidates prove to be ineffective, unsafe or commercially unviable, OPERA and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach, which focuses on using oligonucleotides for drug development, as opposed to multiple or other, more advanced proven technologies, and new products and technologies that may enter the market, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing one or more development candidates that receive regulatory approval. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any development candidates we may discover, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

In addition, although we believe OPERA, our RNA editing platform, will position us to expand our portfolio of development candidates beyond the initial candidates we may develop, we have not yet successfully developed any candidate and our ability to expand our portfolio may never materialize.

RNA editing is a novel technology with limited clinical validation for human therapeutic use. The approaches we take to discover and develop novel therapeutics, including the oligonucleotide chemistries we use in our REOs, are unproven , may result in unexpected clinical outcomes or manufacturing challenges and may never lead to marketable products.

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

The REOs we design using OPERA incorporate chemical modifications, including chemistries that have been used in other classes of oligonucleotide therapeutics, such as antisense oligonucleotides, or ASOs, and siRNA, as well as novel chemistries that we have developed through OPERA. The chemistries used in ASOs and siRNAs were developed and characterized for mechanisms of action that differ from that of our REOs, which are designed to bind to target RNA and recruit endogenous ADAR enzymes to edit that RNA, and there is limited experience with the use of these chemistries in RNA editing oligonucleotides. As a result, the safety, tolerability, PK, activity and other characteristics observed with these chemistries in ASOs, siRNAs or other oligonucleotide therapeutics may not be predictive of how they will perform in our REOs, and their use in our REOs may result in unexpected clinical outcomes. The novel chemistries we have developed through OPERA have limited or no history of use in humans and may likewise result in unexpected clinical outcomes, some of which may not become apparent until our REOs are administered to larger numbers of patients or for longer periods of time. Unexpected clinical outcomes associated with either type of chemistry could include lower than anticipated editing efficiency or durability, unintended editing, immunogenicity or other adverse effects, and could require us to modify or redesign our REOs, conduct additional preclinical studies or clinical trials, or discontinue development of one or more development candidates. In addition, because the same or similar chemistries may be used across multiple REOs, an adverse finding associated with a chemistry used in one development candidate could adversely affect our other development candidates and OPERA more broadly.

The chemistries used in our REOs may also complicate their manufacture. Synthesis, purification and analytical methods that have been established for ASOs and siRNAs may not be directly transferable to REOs that incorporate those chemistries, and established methods may not exist for the novel chemistries we have developed through OPERA. As a result, we or our CMOs may need to develop new or modified processes and analytical methods to manufacture and characterize our REOs and to identify and control impurities, and certain raw materials may be available only from a limited number of suppliers or may need to be custom synthesized. These factors could increase our manufacturing costs, make it more difficult to scale up manufacturing, establish specifications acceptable to regulatory authorities or demonstrate comparability following changes to our manufacturing processes, and could delay our preclinical studies and clinical trials. For additional information, see the risk factor entitled “The process of manufacturing oligonucleotides is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.”

Until recently, we concentrated our research efforts primarily on preclinical work to bring therapeutics to the clinic for our initial indications, and our future success is highly dependent on the successful development of OPERA, our RNA editing platform, as well as cellular delivery methods and therapeutic applications of that technology. While some of the existing, non-RNA editing, gene editing technologies developed by third parties have progressed to clinical trials, they continue to suffer from various limitations, and such limitations may affect our future success. While a number of clinical trials for oligonucleotide products conducted by other companies have not been successful, some have received regulatory approval. The pharmacological properties ascribed to the development candidates we are testing or will test in the future may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. If our development candidates prove to be ineffective, unsafe or commercially unviable, our OPERA platform and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. We may decide to alter or abandon our initial programs as new data becomes available and we gain experience in developing RNA editing therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue.

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

We are very early in our development of development candidates and have focused our efforts to date primarily on platform development, discovery, research, and preclinical development and had only dosed a small number of participants in our now terminated Phase 1/2a REWRITE clinical trial of KRRO-110 for AATD. Our lead development candidate, KRRO-121, only recently entered clinical development in Part 1 of ANCHOR, and we only recently nominated KRRO-111 as our GalNAc-conjugated REO for AATD, which remains in preclinical development. All of our other programs are still in the research or preclinical stage of development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our development candidates, which may never occur. We have not yet generated revenue from product sales or otherwise, and we may never be able to develop or commercialize a marketable product.

We initiated Part 1 of ANCHOR in Australia under the Clinical Trial Notification, or CTN, scheme, under which the trial is approved by an HREC and notified to the TGA, and the TGA does not evaluate the trial protocol or supporting data. We have not submitted an IND to the FDA for KRRO-121, and the FDA has not reviewed ANCHOR under an IND. Commencing clinical trials in the United States, including any portion of ANCHOR or any other clinical trial of KRRO-121 or KRRO-111 that we may conduct in the United States, is subject to an IND being in effect and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In addition, the initiation of Part 2 of ANCHOR is subject to regulatory approval, and the initiation of clinical development of KRRO-111 will be subject to an IND or comparable foreign application. In the event that the FDA or a comparable foreign regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other requests prior to commencing a clinical trial, the start of such trial may be delayed or we may be unsuccessful obtaining clearance to proceed into clinical development. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, abandon our clinical development plans or meet stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications, or CTAs, and comparable submissions in other countries, including countries in the European Union, the United Kingdom and Australia.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any development candidates in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Part 1 of ANCHOR is being conducted in Australia and not under a U.S. IND, we may conduct Part 2 of ANCHOR at sites outside the United States, and we may in the future decide to conduct other clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, including that the trial was well-designed and conducted in accordance with good clinical practice, or GCP, requirements that the data are applicable to the U.S. population and U.S. medical practice, and that the FDA is able to validate the data through an onsite inspection if it deems necessary, and there can be no assurance that the FDA will accept data from ANCHOR or any other clinical trials conducted outside of the United States. Further, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. The FDA has also recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA does not accept the data from ANCHOR or any other clinical trial that we conduct outside the United States, including as a result of access to clinical trial sites or documentation being delayed or restricted, including for geopolitical reasons, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable development candidates. Similarly, marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval processes vary among countries and can involve additional development candidate testing and validation and additional administrative review periods.

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
•
effective INDs or comparable foreign applications that allow commencement or continuation of our ongoing and planned clinical trials, including Part 2 of ANCHOR, or future clinical trials for any development candidates we may develop;
•
successful enrollment and completion of clinical trials, including under the FDA’s GCPs, good laboratory practice, or GLP, requirements, and any additional regulatory requirements from foreign regulatory authorities;
•
positive results from our ongoing and future clinical trials, including ANCHOR, that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

Before obtaining regulatory approval for the commercial distribution of any of our development candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our development candidates. Preclinical and clinical testing are expensive, difficult to design and implement, can take many years to complete, are uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, we depend on the availability of non-human primates, or NHPs, to conduct certain preclinical studies. Over the past several years there has been an increasing global shortage of NHPs available for drug development that has matured into an acute global supply chain issue. The supply of these NHPs is currently constrained due to factors such as their limited worldwide availability, domestic regulatory restrictions and trade relations. If we are unable to obtain access to a sufficient supply of these NHPs in a timely manner or at all, our timelines and our ability to complete preclinical testing and submit IND or CTA applications may be adversely affected.

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

Interim, topline and preliminary data from our clinical trials, including ANCHOR, that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim clinical readout from Part 2 of ANCHOR that we currently expect in the second half of 2027. These data are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim data are also subject to the risk that one or more clinical outcomes may materially change as participant enrollment continues and more participant data become available, a risk that may be heightened in open-label trials with small numbers of participants, such as Part 2 of ANCHOR. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular development candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular trial is typically selected from a more extensive amount of available information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, interim or topline data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our development candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We have dosed very few participants with our development candidates in human clinical trials, and KRRO-121 has been administered to only a limited number of healthy volunteers in Part 1 of ANCHOR. Moreover, there have been only a limited number of clinical trials involving the use of genetic medicine technologies and RNA editing technology similar to our technology. It is impossible to predict when, or if, any development candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that RNA editing technologies will not cause undesirable side effects, such as lymphoma, leukemia, or other cancers, or other aberrantly functioning cells.

KRRO-121 is the first development candidate we have advanced into the clinic that is designed to generate a de novo protein, and its novel mechanism of action increases the risk of unanticipated safety findings. KRRO-121 is designed to edit GS mRNA in hepatocytes to produce a stabilized variant of GS that does not occur naturally, which could elicit an immune response against the edited protein or otherwise have effects that we have not anticipated. In addition, because GS converts ammonia and glutamate into glutamine, increasing GS activity could alter glutamine or glutamate levels, and elevated glutamine has been associated with neurological toxicity in patients with hyperammonemia, including HE. Although we have not observed significant increases in plasma glutamine in our preclinical studies, these findings may not be replicated in humans, particularly over longer periods of dosing. Our REOs also recruit endogenous ADAR enzymes and could result in unintended editing at other sites in the transcriptome or interfere with the normal function of ADAR, and GalNAc-conjugated oligonucleotides as a class have been associated with injection site reactions and, for certain compounds, liver enzyme elevations and other adverse effects. Any such findings in ANCHOR could cause us, an HREC, the TGA or other regulatory authorities to delay, modify, suspend or terminate the trial.

If any such adverse events occur, ANCHOR or our future clinical trials could be suspended, placed on clinical hold or otherwise delayed or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the EMA, HREC, TGA or other regulatory authorities could order us to cease further development of, or deny approval of, any development candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete ANCHOR or any future trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate ANCHOR or any future clinical trial of any of our development candidates, the commercial prospects of such development candidates may be harmed and our ability to generate product revenues from any of these development candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other development candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions that our current or future development candidates are or may be designed to treat. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. As a result of the discontinuation of KRRO-110 and our transition to GalNAc-conjugated delivery for our AATD program, we are behind certain of our competitors that have clinical-stage programs for AATD, which could negatively impact our ability to develop a commercially viable product for such indication. In addition, we have described certain of our development candidates as having first-in-class or best-in-class potential. These characterizations are based on preclinical data, and we have not conducted any head-to-head clinical comparisons with existing or investigational therapies. Accordingly, our development candidates may not prove to be first-in-class or best-in-class or to have advantages over competing therapies.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of development candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any development candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For example, in September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing, or GLOBE, Model, a mandatory Medicare Part B payment model that ties manufacturer rebates to international reference prices and is scheduled to begin January 1, 2027, although the final model excludes certain categories of drugs, including drugs designated and approved only for rare diseases or conditions. CMS has not finalized the companion Medicare Part D GUARD Model, and the GLOBE Model is the subject of litigation. We cannot predict whether or how these or similar models would apply to any of our development candidates, if approved, including if we obtain approval for an indication that is not a rare disease or condition.

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

Although we have obtained rare pediatric disease designation for KRRO-121 for the treatment of UCDs, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or FDA approval does not occur prior to September 30, 2029.

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act or section 351 of the Public Health Service Act. Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Even though we have received rare pediatric disease designation for KRRO-121 for the treatment of UCDs, we would need to request a rare pediatric disease priority review voucher in the marketing application for KRRO-121. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. After September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by Congress in the future.

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

In order to proceed into clinical development of KRRO-111 or any other development candidates we identify, and to initiate Part 2 of ANCHOR or other clinical trials of KRRO-121, we will need to submit INDs or comparable foreign applications to regulatory authorities and obtain regulatory clearance to commence clinical development. Because the development candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any development candidates we may develop. As we are initially seeking to identify and develop development candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA, HREC, TGA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). For example, we intend to evaluate the clinical activity of KRRO-121 in UCD using measures that may include plasma ammonia levels. Regulatory authorities may not accept changes in ammonia levels or other biomarkers as a basis for approval and may instead require clinical outcome endpoints, such as a reduction in HACs, which could require larger and longer clinical trials. In addition, the resulting clinical data and results may be difficult to analyze.

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

While the EMA has granted orphan drug designation to KRRO-121 for the treatment of UCD, we may not be able to obtain or maintain orphan drug designation or exclusivity for KRRO-121 or our other development candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

In August 2026, we announced that the EMA granted orphan drug designation to KRRO-121 for the treatment of UCD. KRRO-121 has not received orphan drug designation from the FDA. Under the Orphan Drug Act, the FDA may designate a development candidate as an orphan drug if it is a drug intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan development candidates by the EMA in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for another development candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified. In addition, orphan designation in the European Union is re-assessed at the time of marketing authorization, and because there are authorized treatments for UCD, we would need to demonstrate that KRRO-121 provides a significant benefit to patients affected by UCD in order to maintain its orphan designation and obtain market exclusivity in the European Union. We may not be able to make that showing.

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

We currently maintain clinical trial insurance, and we anticipate that we will need to increase our insurance coverage as we expand ANCHOR to include patients and additional jurisdictions, initiate additional clinical trials and if we successfully commercialize any product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Currently, most federal agencies, including the FDA, are operating under a continuing resolution that funds the federal government through December 11, 2026. Without appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. A prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, the National Institutes of Health, or NIH, to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review regulatory submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

There is substantial uncertainty as to the extent and manner in which the current administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our development candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our development candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

We, our collaborators and our service providers may be subject to a variety of privacy and data security laws, regulations and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal and health information of participants in our clinical trials, including ANCHOR, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. In Australia, where we are conducting Part 1 of ANCHOR, we and our service providers may be subject to the Privacy Act 1988 (Cth), including the Australian Privacy Principles, and to state and territory health records laws. For additional information on these regimes, see Item 1 “Business—Government Regulation—Privacy and Cybersecurity” in the 2025 10-K. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, including ANCHOR, and some aspects of our research, as well as some aspects of our delivery methods, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently, and expect to continue to, rely on third parties, such as CROs, clinical data management organizations, medical institutions, preclinical laboratories and clinical investigators, to conduct some aspects of our research and clinical trials. We rely on CROs and on clinical investigators at clinical trial sites in Australia to conduct Part 1 of ANCHOR, and we expect to rely on additional CROs, investigators and sites, which may be located in other jurisdictions, for Part 2 of ANCHOR. For example, we may rely on third parties to conduct some of our preclinical animal experiments and supply key materials for our programs. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, we may delay our product development activities.

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

We may not be successful in finding strategic collaborators for continuing development of certain of our development candidates or successfully commercializing or competing in the market for certain indications.

We may decide to collaborate with non-profit organizations, universities, pharmaceutical and other biotechnology companies for the development and potential commercialization of existing and new development candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject development candidate, the costs and complexities of manufacturing and delivering such development candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative development candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for its development candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even when we enter into collaborations such agreements may terminate earlier than expected and we may never see the full benefits of such agreement. For example, we agreed with Novo Nordisk to pause our September 2024 collaboration for 12 months and Novo Nordisk recently exercised its rights to terminate early for convenience.

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

As of September 30, 2026, we had 58 full-time employees, including 42 who hold Ph.D. degrees or other advanced degrees; 44 employees are engaged in research and development and 14 employees are engaged in management or general and administrative activities. In May 2025, we announced a workforce reduction and organizational streamlining and in November 2025, we announced a further workforce reduction to extend our cash runway. In connection with the growth and advancement of our pipeline, we expect that we will need to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and as any development candidates near later stage clinical trials and potential commercialization by us, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our workforce reduction may make these efforts more challenging. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected future expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and is likely to continue to be, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials and preclinical studies of our lead candidates and development candidates, including interim and other data from ANCHOR, or those of our competitors or our existing or future collaborators;
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, amended or terminated contracts, instructions or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 plan”): On July 24, 2026, Ram Aiyar, our Chief Executive Officer, President and Interim Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 25,000 shares of our common stock issued upon the vesting and settlement of restricted stock units; this plan is scheduled to expire on January 21, 2028. On September 1, 2026, Todd Chappell, our Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the potential sale of up to 13,944 shares of our common stock issued or issuable upon the vesting and settlement of restricted stock units, as well as up to 5,000 shares of our common stock issuable upon the exercise of stock options; this plan is scheduled to expire on September 3, 2027. On September 1, 2026, Jeffrey Cerio, our Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 plan providing for the potential sale of up to 18,842 shares of our common stock issued or issuable upon the vesting and settlement of restricted stock units; this plan is scheduled to expire on December 31, 2027.

During the three months ended September 30, 2026, none of our other officers or directors informed us that they adopted, modified or terminated a Rule 10b5-1 plan or a trading plan not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
10.1

Exchange Agreement, dated as of August 5, 2026, by and among the Korro Bio, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2026).

10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 6, 2026).
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

Korro Bio, Inc.

Date: November 5, 2026	By:	/s/ Ram Aiyar
Ram Aiyar
President and Chief Executive Officer and Interim Principal Financial Officer